Form 10-Q
period 2021-09-30
Thoughtworks Holding, Inc.
filed 2021-11-15
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 001-40812

THOUGHTWORKS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-2668392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 East Randolph Street, 25th Floor
Chicago, Illinois 60601
(312) 373-1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	TWKS	Nasdaq Global Select Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 11, 2021, there were approximately 305,117,043 shares of the registrant's common stock outstanding.

THOUGHTWORKS HOLDING, INC.

		Page
Forward-Looking Statements		3

Part I. Financial Information
Item 1	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	5
	Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and 2020	7
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosure About Market Risk	54
Item 4	Controls and Procedures	55

Part II. Other Information
Item 1	Legal Proceedings	56
Item 1A	Risk Factors	56
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3	Defaults Upon Senior Securities	57
Item 4	Mine Safety Disclosures	57
Item 5	Other Information	57
Item 6	Exhibits	58

SIGNATURES		60

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms. The forward-looking statements are generally contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, our industry and regulatory environment, effects from the COVID-19 pandemic, potential growth opportunities and the effects of competition.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report and the documents that we have filed as exhibits to the registration statement, of which this Quarterly Report is a part, completely and with the understanding that our actual future results may be materially different from what we expect.
Important factors that could cause actual results to differ materially from our expectations include:
•the COVID-19 pandemic has impacted our business and operations, and future business and operational challenges posed by the COVID-19 pandemic could materially adversely affect us;
•we may be unable to implement our growth strategy;
•our ability to generate and retain business depends on our reputation in the marketplace;
•we must successfully attract, hire, train and retain skilled professionals to service our clients’ projects and we must productively deploy our professionals to remain profitable;
•increases in wages and other compensation expenses could prevent us from sustaining our competitive advantage and could increase our costs;
•our business and operations may be harmed if we cannot positively evolve and preserve our Thoughtworks culture;
•our global business exposes us to operational, geopolitical, regulatory, legal and economic risks;
•our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates or changes in our effective tax rates;
•if we fail to adequately innovate, adapt and/or remain at the forefront of emerging technologies and related client demands, we could be materially adversely affected;
•we may not be successful at attracting new clients or retaining and expanding our relationships with our existing clients;
•we face intense competition and operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects;
•we generally do not have long-term commitments or contracts with our clients;

•we face risks associated with having a long selling and implementation cycle for our services that require us to make significant resource commitments prior to realizing revenues for those services;
•our profitability could suffer if we cannot accurately price our solutions and services, maintain favorable pricing for our solutions and services, are unable to collect on receivables from clients or fail to meet our contractual and other obligations to clients;
•we face risks associated with security breaches as well as privacy and data protection regulations, and we may incur significant liabilities if we fail to manage those risks;
•we may not be able to prevent unauthorized use of our intellectual property, and our intellectual property rights may not be adequate to protect our business and competitive position;
•Funds advised by Apax Partners L.L.P. control us, and such control may give rise to actual or perceived conflicts of interests;
•our status as a “controlled company” will grant us exemptions from certain corporate governance requirements, and our status as an “emerging growth company” will allow us to comply with reduced public company reporting requirements; and
•other factors disclosed in the section entitled “Risk Factors” in the final prospectus filed September 16, 2021, which forms part of the Registration Statement on Form S-1 declared effective as of the same date (the “IPO Prospectus”) and in this Quarterly Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our IPO Prospectus. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$452,810	$490,841
Trade receivables, net of allowance for doubtful accounts of $9,085 and $10,385, respectively	118,420	113,183
Unbilled receivables	126,517	88,340
Prepaid expenses	11,086	9,442
Other current assets	40,402	9,960
Total current assets	749,235	711,766
Property and equipment, net	35,038	26,347
Intangibles and other assets:
Goodwill	346,831	318,151
Intangible assets, net	401,820	402,055
Other non-current assets	17,688	16,904
Total assets	$1,550,612	$1,475,223
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$6,060	$4,349
Long-term debt - current	7,150	4,565
Income taxes payable	15,840	11,032
Accrued compensation	74,085	49,896
Deferred revenue	9,054	11,720
Value-added tax and sales tax payable	3,584	6,846
Accrued expenses	65,122	29,749
Total current liabilities	180,895	118,157
Long-term debt, less current portion	597,004	435,192
Deferred tax liabilities	86,329	98,310
Other long-term liabilities	17,051	16,052
Total liabilities	881,279	667,711

The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Commitments and contingencies (See Note 9)
Redeemable, convertible preferred stock:
Series A redeemable convertible preferred stock, $0.001 par value; zero and 217,902,632 shares authorized, zero and 23,493,546 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	322,800
Series B redeemable convertible preferred stock, $0.001 par value; zero shares authorized, zero issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 and zero shares authorized, zero issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 and zero authorized, 356,102,614 and zero shares issued, 305,117,043 and zero shares outstanding at September 30, 2021 and December 31, 2020, respectively	356	—
Class A common stock, $0.001 par value; zero and 416,194,027 authorized, zero and 272,054,182 shares issued, zero and 272,054,182 shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	272
Class B common stock, $0.001 par value; zero and 116,577,908 authorized, zero and 5,002,488 shares issued, zero and 4,474,514 shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	5
Class C common stock, $0.001 par value; zero and 55,565,172 authorized, zero and 1,838,757 shares issued, zero and 1,794,020 shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	2
Treasury stock, 50,985,571 and 572,711 shares at September 30, 2021 and December 31, 2020, respectively	(629,424)	(1,608)
Additional paid-in capital	1,316,075	381,172
Accumulated other comprehensive loss	(10,591)	(1,589)
Retained (deficit) earnings	(7,083)	106,458
Total stockholders' equity	669,333	484,712
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$1,550,612	$1,475,223

The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands, except share data and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$285,051	$196,549	$783,145	$597,082
Operating expenses:
Cost of revenues	183,945	114,849	471,047	351,750
Selling, general and administrative expenses	113,019	42,073	248,366	139,498
Depreciation and amortization	4,173	4,343	13,007	12,587
Total operating expenses	301,137	161,265	732,420	503,835
(Loss) income from operations	(16,086)	35,284	50,725	93,247
Other (expense) income:
Interest expense	(6,734)	(6,016)	(20,316)	(19,833)
Net realized and unrealized foreign currency (loss) gain	(1,934)	938	(3,608)	2,369
Other income (expense), net	162	12	306	139
Total other expense	(8,506)	(5,066)	(23,618)	(17,325)
(Loss) income before income taxes	(24,592)	30,218	27,107	75,922
Income tax expense	643	8,336	15,605	16,243
Net (loss) income	$(25,235)	$21,882	$11,502	$59,679

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,109)	9,940	(9,002)	(7,321)
Comprehensive (loss) income	$(32,344)	$31,822	$2,500	$52,358

Net (loss) earnings per common share:
Basic (loss) earnings per common share	$(0.10)	$0.08	$(0.20)	$0.21
Diluted (loss) earnings per common share	$(0.10)	$0.08	$(0.20)	$0.21

Weighted average shares outstanding:
Basic	241,351,052	278,218,732	237,121,811	278,202,291
Diluted	241,351,052	285,073,748	237,121,811	284,165,048
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of June 30, 2020	—	$—	278,198,070	$279	572,711	$(1,608)	$379,993	$(27,328)	$64,972	$416,308
Net income	—	—	—	—	—	—	—	—	21,882	21,882
Other comprehensive income, net of tax	—	—	—	—	—	—	—	9,940	—	9,940
Issuance of common stock on exercise of options, net of withholding taxes	—	—	27,408	—	—	—	63	—	—	63
Stock-based compensation expense	—	—	—	—	—	—	292	—	—	292
Balance as of September 30, 2020	—	$—	278,225,478	$279	572,711	$(1,608)	$380,348	$(17,388)	$86,854	$448,485

Balance as of June 30, 2021	59,489,958	$826,022	228,080,650	$279	50,985,571	$(629,424)	$103,785	$(3,482)	$18,152	$(510,690)
Net loss	—	—	—	—	—	—	—	—	(25,235)	(25,235)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,109)	—	(7,109)
Issuance of common stock upon initial public offering, net of issuance costs of $30.3 million	—	—	16,429,964	16	—	—	314,700	—	—	314,716
Conversion of redeemable convertible preferred stock to common stock	(59,489,958)	(826,022)	59,489,958	60	—	—	825,962	—	—	826,022
Issuance of common stock on exercise of options, net of withholding taxes	—	—	1,116,471	1	—	—	(972)	—	—	(971)
Stock-based compensation expense	—	—	—	—	—	—	72,600	—	—	72,600
Balance as of September 30, 2021	—	$—	305,117,043	$356	50,985,571	$(629,424)	$1,316,075	$(10,591)	$(7,083)	$669,333
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2019	—	$—	278,193,711	$279	572,711	$(1,608)	$379,209	$(10,067)	$27,175	$394,988
Net income	—	—	—	—	—	—	—	—	59,679	59,679
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,321)	—	(7,321)
Issuance of common stock on exercise of options, net of withholding taxes	—	—	31,767	—	—	—	73	—	—	73
Stock-based compensation expense	—	—	—	—	—	—	1,066	—	—	1,066
Balance as of September 30, 2020	—	$—	278,225,478	$279	572,711	$(1,608)	$380,348	$(17,388)	$86,854	$448,485

Balance as of December 31, 2020	23,493,546	$322,800	278,322,716	$279	572,711	$(1,608)	$381,172	$(1,589)	$106,458	$484,712
Net income	—	—	—	—	—	—	—	—	11,502	11,502
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(9,002)	—	(9,002)
Issuance of common stock upon initial public offering, net of issuance costs of $30.3 million	—	—	16,429,964	16	—	—	314,700	—	—	314,716
Issuance of Redeemable Convertible Preferred Stock, net of issuance costs of $11.8 million	35,996,412	503,222	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(59,489,958)	(826,022)	59,489,958	60	—	—	825,962	—	—	826,022
Issuance of common stock on exercise of options, net of withholding taxes	—	—	1,153,952	1	—	—	(886)	—	—	(885)
Issuance of common stock	—	—	133,313	—	—	—	1,873	—	—	1,873
Dividends	—	—	—	—	—	—	(279,191)	—	(45,821)	(325,012)
Tender Offer	—	—	(50,412,860)	—	50,412,860	(627,816)	(10,391)	—	(79,222)	(717,429)
Stock-based compensation expense	—	—	—	—	—	—	82,836	—	—	82,836
Balance as of September 30, 2021	—	$—	305,117,043	$356	50,985,571	$(629,424)	$1,316,075	$(10,591)	$(7,083)	$669,333
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,502	$59,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,702	19,327
Bad debt provision	(611)	6,713
Stock-based compensation expense	82,836	1,066
Unrealized foreign currency exchange loss	3,912	165
Other operating activities, net	(10,849)	4,863
Changes in operating assets and liabilities:
Trade receivables	(3,960)	36,830
Unbilled receivables	(39,670)	(30,812)
Prepaid expenses	(1,610)	(5,131)
Other assets	(27,537)	825
Accounts payable	1,602	(1,126)
Accrued expenses and other liabilities	58,182	6,844
Net cash provided by operating activities	95,499	99,243

Cash flows from investing activities:
Purchase of property and equipment	(21,504)	(9,005)
Proceeds from disposal of fixed assets	375	101
Acquisition of businesses, net of cash acquired	(44,759)	—
Net cash used in investing activities	(65,888)	(8,904)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs and underwriting discounts	314,716	—
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs	380,994	—
Proceeds from issuance of Series B Redeemable Convertible Preferred Stock, net of issuance costs	122,228	—
Payments of obligations of long-term debt	(234,921)	(3,424)
Payments of debt issuance costs	(7,098)	(111)
Proceeds from borrowings on revolving credit facility	—	29,000
Payments on revolving credit facility	—	(29,000)
Proceeds from borrowings on long-term debt	401,285	—
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	(885)	73
Shares and options purchased under Tender offer	(701,960)	—
Proceeds from issuance of common stock	1,873	—
Dividends paid	(315,003)	—
Other financing activities, net	1,317	105
Net cash used in financing activities	(37,454)	(3,357)

The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,394)	(574)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,237)	86,408
Cash, cash equivalents and restricted cash at beginning of the period	492,199	57,156
Cash, cash equivalents and restricted cash at end of the period	$480,962	$143,564

Supplemental disclosure of cash flow information:
Interest paid	$18,736	$18,364
Income taxes paid	$21,307	$9,470
Withholding taxes payable	$34,539	$—

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$826,022	$—
Net settlement on exercise of shares	$3,611	$—
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies
Thoughtworks Holding, Inc., formerly known as Turing Holding Corp., (together with its subsidiaries, the “Company”) develops, implements, and services complex enterprise application software, provides business technology consulting, and licenses technology practitioner tools which are used for software development. The Company conducts business in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Romania, Singapore, Spain, Thailand, the United Kingdom and the United States. Thoughtworks Holding, Inc. is the ultimate parent holding company of Thoughtworks, Inc. among other subsidiaries.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on September 14, 2021 and the Company’s common stock began trading on the Nasdaq Global Select Market on September 15, 2021. The Company's final prospectus (the “IPO Prospectus”) was filed with the SEC on September 16, 2021. On September 17, 2021 (the “IPO Closing Date”), the Company closed its IPO pursuant to which an aggregate of 42,368,421 shares of its common stock were sold, which includes the issuance and sale of 16,429,964 shares of the Company's common stock, the sale by selling stockholders of 20,412,142 shares of the Company's common stock, and the full exercise of the underwriters' option to purchase 5,526,315 additional shares of common stock from certain of the selling stockholders, at the IPO price of $21.00 per share. The Company received net proceeds of $314.7 million, after deducting the underwriting discounts and commissions and other offering expenses of approximately $30.3 million. Prior to the completion of the IPO, all shares of the Company's Class A, Class B and Class C common stock then outstanding were converted into 5,259,163 shares of common stock on a 1-for-1 basis, and upon the completion of the IPO, all 1,365,058 shares of the Company’s outstanding Series A and B redeemable convertible preferred stock converted into an equivalent number of shares of common stock on a 1-for-1 basis.
Additionally, after the conversion described above and prior to the completion of the IPO, the Company effected an approximate 43.6-for-1 split of each outstanding share of common stock (the "Stock Split"). All share and per share information has been retroactively adjusted to effect the Stock Split for all periods presented, except where otherwise noted.
Post-IPO, offering expenses, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were recorded as equity issuance costs as a reduction to additional paid-in capital on the condensed consolidated statement of stockholders' equity. These offering expenses, net of reimbursement received from the underwriters upon completion of the IPO, totaled approximately $30.3 million, of which $19.0 million related to underwriting discounts and commissions and $11.3 million related to offering expenses, as of September 30, 2021.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Thoughtworks Holding, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s IPO Prospectus.
Preparation of Financial Statements and Use of Estimates
The preparation of the unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020. The preparation of these condensed consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

regulations of the SEC regarding interim financial reporting. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, valuation and impairment of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation, including the underlying deemed fair value of common stock (prior to the completion of the IPO), and litigation costs. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance.
While the Company has offerings in multiple modern digital businesses and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings are delivered and supported on a global basis, most of the Company's service offerings are deployed in a nearly identical way, and the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis.
Long-Lived Assets
The North America geographic region encompasses the Company’s country of domicile (United States) and Canada, of which long-lived assets including property and equipment, net of depreciation, are principally held within the United States. The United States comprised $7.0 million, or 20.0%, and $4.6 million, or 17.4%, of the Company’s long-lived assets as of September 30, 2021 and December 31, 2020, respectively. Canadian long-lived assets were determined to be immaterial given property, and equipment was less than 10% of the Company's long-lived assets as of September 30, 2021 and December 31, 2020.
The Company holds material long-lived assets in the foreign geographic locations of Brazil, China, and India of $5.8 million, $8.1 million, and $7.6 million as of September 30, 2021, respectively, compared to $2.8 million, $7.6 million, and $5.3 million as of December 31, 2020, respectively. Long-lived assets in all other foreign geographic locations, including Canada, totaled $6.5 million and $6.0 million as of September 30, 2021 and December 31, 2020, respectively.
Stock-Based Compensation
The Company accounts for employee and non-employee equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, compensation expense for employee and non-employee services received in exchange for equity awards is based on the grant date fair value of those awards and is recognized over the requisite service period for the respective award. Prior to the IPO, the fair market value of the Company’s common stock was determined by the estimated fair market value of the Company’s common stock at the time of grant. Upon the completion of the IPO, the Company uses the market closing price of its common stock on the date of grant to determine the fair market value of the common stock, or if there is no market closing price on the date of grant, the closing price reported on the most recent trading date on Nasdaq.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company’s equity-based awards issued to employees include stock option awards issued by the Company, which vest based on either time or the achievement of certain performance and market conditions. The Company records forfeitures as they occur. Compensation expense resulting from time vesting based awards will be recognized in the Company’s consolidated statement of operations and comprehensive income (loss), primarily within general and administrative expenses, at the grant date fair value over the requisite service period (typically one to four years on an accelerated basis for time vested awards). Compensation expense resulting from performance awards will be recognized over the requisite service period when it is probable that the performance condition will be met. The calculated compensation expense for performance awards is adjusted based on an estimate of awards ultimately expected to vest.
Common Stock Valuation Prior to the IPO Closing Date
Prior to the IPO Closing Date, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of common stock. The valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the industry sector, and the likelihood of achieving a liquidity event, such as an IPO, reverse merger or sale. Significant changes to the key assumptions used in the valuations resulted in different fair values of common stock at each valuation date.
The Company’s equity-based awards also include restricted stock units ("RSUs"), and the fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant.
Refer to Note 11, Stock-Based Compensation, for more information on equity-based awards and the related activity that occurred in connection with the IPO.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. The Company has restricted cash held on deposit at various financial institutions. The amounts are held in escrow for income tax withholdings, to secure bank guarantees of amounts related to government requirements, and collateral for a corporate credit card. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet is as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$452,810	$490,841
Restricted cash included in other current assets	26,827	—
Restricted cash included in other non-current assets	1,325	1,358
Total cash, cash equivalents, and restricted cash	$480,962	$492,199

Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures will be adopted on a prospective

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

basis. The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. In the third quarter of 2021, the Company early adopted ASU 2018-15 and this adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting and requires lessees to recognize virtually all their leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short term leases). The Company is in the preliminary stages of gathering data and assessing the impact of the new lease standard. The Company anticipates that the adoption of this standard will materially affect the consolidated balance sheet and may require changes to the processes used to account for leases. The Company is currently in the process of evaluating the impact of the adoption of Topic 842 on the condensed consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2022, based on its status as an emerging growth company.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts, or a current expected credit loss (“CECL”) model. For trade receivables, loans, and other financial instruments, companies will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. In November 2019, the FASB issued ASU 2019-10 which delayed the effective date for the CECL standard. This guidance and related amendments is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the condensed consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023, based on its status as an emerging growth company.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of this ASU on the condensed consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023 based on its status as an emerging growth company.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three and nine months ended September 30, 2021 was 66% and 65%, respectively, and for the three and nine months ended September 30, 2020 was 62% and 60%, respectively.
As of September 30, 2021 and December 31, 2020, approximately 71% and 74%, respectively, of trade accounts receivable and unbilled accounts receivable was due from customers located outside the United States. At September 30, 2021 and December 31, 2020, the Company had net fixed assets of $28.0 million and $21.8 million, respectively, outside the United States.
Note 2 – Revenue Recognition
The Company disaggregates revenues from contracts with customers by both geographic customer location and revenue contract types. Geographic customer location is pertinent to understanding the Company's revenues, as the Company generates its revenues from providing professional services to customers in various regions across the world. Revenue contract types are differentiated by the type of pricing structure for customer contracts, which is predominantly time-and-materials, but also includes fixed price contracts.
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Customer Location:
North America (1)	$103,769	$76,649
APAC (2)	98,756	64,457
Europe (3)	69,522	46,623
LATAM	13,004	8,820
Revenues	$285,051	$196,549
(1) North America encompasses the Company’s country of domicile (United States) and Canada, of which revenue is principally generated within the United States. During the three months ended September 30, 2021 and September 30, 2020, the United States represented 33.9%, or $96.5 million, and 37.3%, or $73.4 million, of the Company’s total revenues, respectively. Canadian operations were determined to be immaterial given the revenues generated from such operations as a percentage of total North America revenues was less than 10% for the three months ended September 30, 2021 and September 30, 2020.
(2) During the three months ended September 30, 2021, Australia, which is included in the Asia-Pacific region ("APAC"), represented 10.9%, or $31.0 million, of the Company’s total revenues. During the three months ended September 30, 2021, the revenues generated in China as a percentage of the Company’s total revenues was less than 10%. For the three months ended September 30, 2020, the revenues generated in Australia and China represented 10.0%, or $19.7 million, and 11.9%, or $23.4 million, of the Company’s total revenues respectively.
(3) During the three months ended September 30, 2021, Germany and the United Kingdom, which are included in the Europe region, represented 10.5%, or $30.0 million, and 10.5%, or $30.0 million, of the Company’s total revenues, respectively. For the three months ended September 30, 2020, the revenues generated in Germany and the United Kingdom represented 10.1%, or $19.8 million, and 10.6%, or $20.8 million, of the Company’s total revenues, respectively.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Other foreign countries were determined to be immaterial given the revenues generated from such operations as a percentage of the Company’s total revenues was less than 10% for the three months ended September 30, 2021 and September 30, 2020.

	Nine Months Ended September 30,
	2021	2020
Customer Location:
North America (1)	$290,954	$243,797
APAC (2)	260,928	181,738
Europe (3)	196,476	143,673
LATAM	34,787	27,874
Revenues	$783,145	$597,082
(1) During the nine months ended September 30, 2021 and September 30, 2020, the United States represented 35.1%, or $275.0 million, and 39.1%, or $233.5 million, of the Company’s total revenues, respectively. Canadian operations were determined to be immaterial given the revenues generated from such operations as a percentage of total North America revenues was less than 10% for the nine months ended September 30, 2021 and September 30, 2020.
(2) During the nine months ended September 30, 2021, Australia, which is included in the APAC region, represented 10.7%, or $83.7 million of the Company’s total revenues. For the nine months ended September 30, 2020, the revenues generated in Australia as a percentage of the Company’s total revenues was less than 10%.
(3) During the nine months ended September 30, 2021, Germany and the United Kingdom, which are included in the Europe region, represented 10.7%, or $84.2 million, and 10.7%, or $83.5 million, of the Company’s total revenues, respectively. For the nine months ended September 30, 2020, the revenues generated in Germany and the United Kingdom represented 10.0%, or $59.9 million, and 11.0%, or $65.7 million, of the Company’s total revenues, respectively.
Other foreign countries were determined to be immaterial given the revenues generated from such operations as a percentage of the Company’s total revenues was less than 10% for the nine months ended September 30, 2021 and September 30, 2020.
The following tables present the disaggregation of the Company’s revenues by contract type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Contract Types:
Time-and-material	$237,533	$161,202
Fixed-price	47,518	35,319
Licensing	—	28
Revenues	$285,051	$196,549

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Contract Types:
Time-and-material	$635,608	$504,710
Fixed-price	147,537	92,029
Licensing	—	343
Revenues	$783,145	$597,082
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of September 30, 2021	As of December 31, 2020
Contract assets included in unbilled receivables	$29,264	$19,790
Contract liabilities included in deferred revenue	$9,054	$11,720
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $11.2 million of revenues, respectively, that were included in current liabilities at December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $8.2 million of revenues that were included in current liabilities at December 31, 2019.
Costs to Obtain a Customer Contract
The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs would primarily relate to commissions paid to our account executives and are included in selling, general and administrative expenses.
Transaction Price Allocated to Remaining Performance Obligations
The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less.
Note 3 – Acquisitions
The Company acquired two businesses, Gemini Solutions LLC (“Gemini”) and Fourkind Global Oy (“Fourkind”) during the first quarter of 2021 for an aggregate gross purchase price of $46.6 million, or $44.8 million net of cash acquired of $1.8 million. These acquisitions were intended to complement existing operations and to expand into new geographic markets. The Company accounted for these acquisitions under ASC 805, Business Combinations. The goodwill identified by these acquisitions reflects the benefits expected to be derived from expansion, as well as certain operational synergies. The fair value of the net assets acquired for these businesses was determined using Level 3 inputs, for which little or no market data exists, requiring the Company to develop assumptions regarding future cash flow projections. Upon consummation of these acquisitions, each of these businesses is now wholly-owned by the Company. The results of operations for the Company include the results of these businesses from their respective dates of acquisition. The operating results subsequent to the acquisition date did not have a significant impact on the condensed consolidated financial statements of the Company.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company's preliminary allocation of the fair value of underlying assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total
Customer Relationship	$11,100
Property and Equipment	259
Other assets/liabilities, net	4,228
Deferred Taxes	(1,646)
Goodwill	32,615
Total gross purchase price	$46,556
Goodwill represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed. For the Fourkind acquisition, the changes in fair value allocated to goodwill, tangible and intangible assets are not deductible for tax purposes. The Gemini acquisition was considered an asset acquisition for tax purposes; therefore, goodwill is deductible for tax purposes.
As additional information is obtained about the assets and liabilities of these acquisitions during the measurement period (not to exceed one year from the date of acquisition), including the completion or finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price including finalizing the impact on taxes.
Note 4 – Goodwill and Other Intangible Assets
The following is a summary of goodwill as of September 30, 2021 (in thousands):

Total
Balance as of December 31, 2019	$314,037
Changes due to exchange rates	4,114
Balance as of December 31, 2020	318,151
Additions due to acquisitions	32,615
Changes due to exchange rates	(3,935)
Balance as of September 30, 2021	$346,831
The following is a summary of other intangible assets as of (in thousands):

	September 30, 2021	December 31, 2020
Customer relationships	$177,100	$166,000
Less accumulated amortization	43,177	34,122
Customer relationships	133,923	131,878
Trademark	273,000	273,000
Total intangible assets, after amortization	406,923	404,878
Changes due to exchange rates	(5,103)	(2,823)
Intangible assets, net	$401,820	$402,055
Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. Amortization expense related to these intangible assets was $3.1 million and $9.1 million for the three and nine months ended September 30, 2021 and $2.7 million and $7.9 million for the three and nine months ended September 30, 2020, respectively.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2021, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Total
2021 (excluding nine months ended September 30, 2021)	$3,075
2022	12,300
2023	12,300
2024	12,300
2025	12,300
Thereafter	81,648
$133,923
The weighted average remaining useful life of the Company’s finite-lived intangible assets was 10.8 years as of September 30, 2021 and 11.9 years as of December 31, 2020.
Impairment analysis
Goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of October 1.
Finite-lived intangible assets primarily consist of customer relationships. These assets are recorded at fair value at the acquisition date and amortized on a straight-line basis over the estimated useful lives of the assets.
The Company tests intangible assets with finite useful lives for impairment when a triggering event occurs, or circumstances change indicating that the fair value of the entity may be below its carrying amount. If no triggering event occurs, further impairment testing is not necessary.
Long-lived assets, such as property and equipment, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.
For the nine months ended September 30, 2021, there were no events or changes in circumstances to indicate that goodwill, intangible assets, or long-lived assets are impaired.
Note 5 – Income Taxes
Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year to the pre-tax income or loss for the interim period, adjusting the provision for discrete tax items recorded in the period. Upon the IPO, due to the magnitude of transaction related stock-based compensation costs, the Company's forecasted pre-tax income for the year is causing the tax rate to be highly sensitive, whereby minor changes in forecasted pre-tax income generate significant variability in the estimated annual effective tax rate. This is impacting the customary relationship between income tax expense and pre-tax income in interim periods. In the third quarter of 2021, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate due to the range of potential impacts for the aforementioned forecast changes. Accordingly, the Company computed the effective tax rate for the nine month period ended September 30, 2021 using actual results, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company’s effective tax rate for the three months ended September 30, 2021 and September 30, 2020 was (2.6)% and 27.6%, respectively, and 57.6% and 21.4% during the nine months ended September 30, 2021 and September 30, 2020, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% for the three months ended September 30, 2021 and nine months ended September 30, 2021 primarily due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of higher income tax rates in locations outside the United States. The decrease and increase in the effective tax rate for the three months and nine months ended September 30, 2021, respectively, as compared to prior periods was primarily due to the unfavorable impact of establishing valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code, offset by excess tax benefits on stock-based compensation. The negative effective tax rate for the three months ended September 30, 2021 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the quarter.
Note 6 – Redeemable, Convertible Preferred Stock
In addition to common stock, prior to the IPO, securities of the Company were represented by shares of Series A Redeemable Convertible Preferred Stock, of which 2,500,000 shares of the authorized preferred stock were designated as Voting Series A Preferred Stock and 2,500,000 shares of the authorized and unissued preferred stock were designated as Non-Voting Series A Preferred Stock; shares of Series B Redeemable Convertible Preferred Stock of which 500,000 shares of the authorized preferred stock were designated as Voting Series B Preferred Stock and 500,000 shares of the authorized and unissued preferred stock were designated as Non-Voting Series B Preferred Stock (collectively referred to as “Preferred Stock”).
The Company recorded all shares of Preferred Stock net of offering costs at their respective fair values on the dates of issuance. The Preferred Stock was classified outside of stockholders’ equity in the condensed consolidated financial statements, as the Preferred Stock was redeemable under circumstances that qualified as a deemed liquidation event, which would have been outside the control of the Company. In the event of certain deemed liquidation events, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the holders of Preferred Stock, then outstanding, would have been paid out an amount equal to the greater of (i) such amount payable had all the Preferred Stock converted to common stock and (ii) the original Preferred Stock issuance price subject to appropriate equitable adjustment subject to any stock dividend, stock split or other recapitalization, or if the deemed liquidation event is consummated within two years following the original issuance date the amount that would result in a preferred internal rate of return of 10% per annum.
Upon the occurrence of a liquidation event, such as a voluntary or involuntary liquidation, dissolution or winding up of the Company; or a merger, consolidation or change in control, the holders of Preferred Stock, then outstanding, would have been paid out of the assets of the Company available for distribution to its shareholders before any payment is made to the holders of common stock.
The holders of outstanding shares of Voting Preferred Stock would have been entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Voting Preferred Stock were convertible. The holders of shares of Non-Voting Preferred Stock would not have had any voting rights. Holders of Voting Preferred Stock would have voted together with the holders of Common Stock as a single class and on an as-converted to Common Stock basis.
Shares of Preferred Stock were convertible at the holder’s option into shares of common stock, on a share-for-share basis, using a conversion rate determined by dividing the original issue price by the conversion price.
The holders of Preferred Stock were entitled to receive dividends on an as-converted to common stock basis as if all outstanding shares of Preferred Stock had been converted into Class A Common Stock or Class B Common Stock (with conversion to Class B applicable only as long as any shares of Non-Voting Preferred Stock are outstanding) on the date of such event. Dividends were discretionary and were not cumulative. On April 6, 2021, the Board of Directors, through unanimous written consent, approved the Company’s declaration of a $325.0 million dividend, including $10.0 million held for withholding tax, or $50.71 per share dividend, of which $59.6 million was

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

to preferred shareholders. The record date was April 1, 2021, with payment dates to common shareholders on or about April 6, 2021, and on April 16, 2021 to preferred shareholders, respectively.
On December 23, 2020, the Company entered into a securities purchase agreement and issued 539,084 shares of Voting Series A Preferred Stock for $322.8 million, net of $7.2 million of issuance costs.
In January 2021, the Company closed on security purchase agreements issuing a total of 637,098 shares of Voting Series A Preferred Stock for an aggregate amount of $381.0 million, net of $9.0 million of issuance costs.
In June 2021, the Company closed on security purchase agreements issuing a total of 188,876 shares of Voting Series B Preferred Stock for an aggregate amount of $125.0 million, net of $2.8 million of issuance costs.
The proceeds from the issuances on December 23, 2020 and in January 2021 were used to repurchase equity from existing shareholders. The proceeds from the issuance in June 2021 were used for general and corporate purposes.
Shares presented above have not been adjusted for an approximate 43.6-for-1 stock split.
Upon the completion of the IPO, all 59,489,958 shares of the Company’s outstanding redeemable convertible preferred stock, adjusted for an approximate 43.6-for-1 stock split, converted into an equivalent number of shares of common stock on a 1-for-1 basis and their carrying value of $826.0 million was reclassified into stockholders’ equity. Further, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors. As of September 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
Note 7 – Tender Offer
During the quarter ended March 31, 2021, the Board of Directors approved, and the Company completed a tender offer of common shares which was funded from the proceeds of the redeemable, convertible preferred stock offering (Note 6, Redeemable, Convertible Preferred Stock). As a result, the Company acquired 1,156,775 shares of its common stock (1,138,537, 12,979, and 5,259 shares of the Company's former Class A, B, and C common shares, respectively). The Company also purchased and cancelled vested options from employees and directors through the tender offer. In this Note, the shares presented have not been adjusted for an approximate 43.6-for-1 stock split.
Total purchases of shares and vested employee options under the tender offer approximated $720.0 million, including $19.3 million held for withholding tax. Because the price paid per share exceeded the share’s respective fair value, the Company recognized $2.7 million of additional compensation expense associated with shares and options repurchased from employees and directors, and $79.2 million as a distribution of retained earnings for the excess of price paid over fair value for those shares repurchased from non-employee securityholders.
Note 8 – (Loss) Earnings Per Common Share
Basic (loss) earnings per common share is computed by dividing the net (loss) income allocated to common shareholders by the weighted average of common shares outstanding for the period. The Company reported net income for the nine months ended September 30, 2021; however, after the adjustment for dividends paid to preferred shareholders, which is a reduction to net income available to common shareholders, the Company has a net loss allocated to common shareholders.
Diluted loss per common share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and unvested equity-settled RSUs, to the extent dilutive. Basic and diluted loss per common share is the same for the current period ended, as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. The dilutive effect of potentially dilutive

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

securities is reflected in diluted earnings per common share by application of the treasury stock method. For comparability purposes, all prior period share amounts presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split, and share counts below also reflect the conversion of preferred stock to common stock on a 1-for-1 basis upon the occurrence of the IPO.
The components of basic and diluted (loss) earnings per common share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,
	2021	2020
Basic (loss) earnings per common share:
Net (loss) income	$(25,235)	$21,882
Preferred stock dividends	—	—
Net (loss) income allocated to common shareholders – Basic	$(25,235)	$21,882

Weighted average common shares outstanding – Basic	241,351,052	278,218,732
Basic (loss) earnings per common share	$(0.10)	$0.08

Diluted (loss) earnings per common share:
Net (loss) income allocated to common shareholders – Basic	(25,235)	21,882
Weighted average shares outstanding – Basic	241,351,052	278,218,732
Dilutive effect of:
Employee stock options and restricted common shares (1)	—	6,855,016
Weighted average common shares outstanding – Diluted	241,351,052	285,073,748
Diluted (loss) earnings per common share	$(0.10)	$0.08

	Nine Months Ended September 30,
	2021	2020
Basic (loss) earnings per common share:
Net income	$11,502	$59,679
Preferred stock dividends	(59,642)	—
Net (loss) income allocated to common shareholders – Basic	$(48,140)	$59,679

Weighted average common shares outstanding – Basic	237,121,811	278,202,291
Basic (loss) earnings per common share	$(0.20)	$0.21

Diluted (loss) earnings per common share:
Net (loss) income allocated to common shareholders – Basic	(48,140)	59,679
Weighted average shares outstanding – Basic	237,121,811	278,202,291
Dilutive effect of:
Employee stock options and common shares (1)	—	5,962,757
Weighted average common shares outstanding – Diluted	237,121,811	284,165,048
Diluted (loss) earnings per common share	$(0.20)	$0.21
(1) Reflects the dilutive effects of applying the treasury stock method to the employee stock options, after effects of an approximate 43.6-for-1 stock split noted above. Dilutive options include time and performance vesting options. Performance vesting options represent the accelerated vesting of all performance vesting options upon the occurrence of the IPO, and are only reflected in the denominator of pro forma earnings per share, diluted, as the performance vesting options are fully vested at the date of the IPO, and are not assumed to be exercised. For periods

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

where the Company was in a net loss, dilutive options were excluded but would have been dilutive if the Company was not in a net loss.
The following potentially dilutive securities were excluded from the computation of diluted (loss) earnings per common share calculations for the three and nine months ended September 30, 2021 because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options and common shares	20,968,124	—	20,839,475	—
RSUs	2,683,513	—	897,793	—
Refer to the calculations included in the tables above for the computation of diluted (loss) earnings per common share for the three and nine months ended September 30, 2020.
Note 9 – Commitments and Contingencies
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. The Company evaluates the development of legal matters on a regular basis and accrues a liability when they believe a loss is probable and the amount can be reasonably estimated. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of any currently pending legal proceedings to which we are a party will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Commitment and contingencies primarily includes operating leases. The Company leases certain facilities and equipment under various non-cancelable operating leases that expire through July 2031. As of September 30, 2021, aggregate future minimum lease payments, net of sublease income, under all operating leases are as follows (in thousands):

Year ending December 31,	Total
2021 (excluding nine months ended September 30, 2021)	$3,522
2022	17,783
2023	15,061
2024	13,123
2025	11,699
Thereafter	10,069
Total future minimum lease payments	$71,257
Total rent expense for all operating leases for the three and nine months ended September 30, 2021 were $4.9 million and $14.5 million, and for the three and nine months ended September 30, 2020 were $4.7 million and $14.0 million, respectively.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10 – Stockholders' Equity
Redeemable Convertible Preferred Stock
In September 2021, upon the closing of the Company's IPO, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 1,365,058 shares of common stock. Shares presented above have not been adjusted for an approximate 43.6-for-1 stock split.
Further, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors.
Common Stock
In connection with the IPO, all classes of shares of the Company's common stock then outstanding were converted into 5,259,163 shares of common stock on a one-to-one basis. As a result, the securities of the Company are represented by shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all shares of common stock will participate pro rata in such payment whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. Shares presented above have not been adjusted for an approximate 43.6-for-1 stock split.
As of September 30, 2021, there were 1,000,000,000 shares of common stock authorized and 305,117,043 shares of common stock outstanding.
Note 11 – Stock-Based Compensation
Equity Incentive Plans
On October 12, 2017, the Company approved the 2017 Stock Option Plan (the “2017 Plan”) for the purpose of providing an incentive compensation structure to participants. Under the 2017 Plan, the Company may make awards to such present and future officers, directors, employees, consultants and advisors of the Company as may be selected at the sole discretion of the Board of Directors. The option awards gave the participant the right to purchase the Company's former Class C common stock for a prespecified exercise price. As a result of the IPO, the Company no longer grants awards under the 2017 Plan, and all previously awarded options can now be exercised for, when vested and exercisable, only the Company's current common stock.
In September 2021, the Board of Directors approved the 2021 Omnibus Incentive Plan (the “Omnibus Plan”) to assist the Company in attracting, retaining, motivating, and rewarding certain employees, officers, directors, and consultants of the Company and its Affiliates and promoting the creation of long-term value for stockholders, which became effective in connection with the IPO. A total of 62,048,123 shares of the Company’s common stock have been reserved for issuance under the 2021 Omnibus Incentive Plan.
Time and Performance Vesting Options
Under the 2017 Plan, eligible employees received non-qualified stock options as a portion of their total compensation. The options vest on a graded time vesting schedule (“Time Vesting Options”) over a contractual term of four years, with 37.5% vesting on the 18-month anniversary and 6.25% vesting every three months for the remainder of the 48-month period. 100% of the time-vesting options vest immediately upon a change of control. Any unvested options will be forfeited upon termination of employment.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company's 2017 Plan permits imposing lock-up restrictions on participants in connection with the IPO. Pursuant to the 2017 Plan, the Company imposed a lock-up restriction, subject to limited exceptions, on selling, transferring or otherwise disposing of options and shares of common stock issuable pursuant to the exercise of options, for a period of one year following the consummation of the IPO, provided that such restriction will lapse as to 50% of such options and shares after six months following the consummation of the offering.
The following is a summary of time vesting option activity for the period ended September 30, 2021 (in thousands, except share and per share data):

	Time Vesting (1)	Weighted Average Exercise Price (1)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2020	10,462,531	$2.76	$12,149	1.36
Granted	1,068,283	14.05
Forfeited	(134,135)	5.32
Exercised	(966,005)	2.36
Cancelled	(1,752,878)	2.88
Expired	—	—
Balance at September 30, 2021	8,677,796	$4.13	$20,033	1.04

Exercisable at September 30, 2021	5,585,354	$2.46	$3,729	0.34

Nonvested at September 30, 2021	3,092,442	$7.14	$16,304	2.29
(1) Options presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split.
As of September 30, 2021, total compensation cost related to time vesting options not yet recognized was $10.3 million, which will be recognized over a weighted-average period of 1.04 years.
The following is a summary of performance vesting option activity for the period ended September 30, 2021 (in thousands, except share and per share data):

	Performance Vesting (1)	Weighted Average Exercise Price (1)	Aggregate Intrinsic Value
Balance at December 31, 2020	15,440,716	$2.66	$12,498
Granted	1,397,260	14.05
Forfeited	(193,681)	4.92
Exercised	(187,943)	2.38
Cancelled	(1,009,831)	3.60
Expired	—
Balance at September 30, 2021	15,446,521	$3.60	$24,776

Exercisable at September 30, 2021	15,446,521	$3.60	$24,776

Nonvested at September 30, 2021	—	$—	$—

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(1) Options presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split.
Under the 2017 Plan, prior to the IPO the Company granted performance vesting options subject to performance vesting conditions. In accordance with the 2017 Plan, 50% of the performance vesting options vested upon a sponsor return of at least two times the sponsor investment. An aggregate of 75% of the performance vesting options vested upon a sponsor return of at least two and a half times the sponsor investment. An aggregate of 100% of Performance Vesting Options vested upon a sponsor return of at least three times the sponsor investment. Vesting was prorated if a sponsor return was between these targets. In addition to the sponsor return targets above, participants must have had at least 18 months of continuous service following the grant date in order to vest. In order for vesting to be considered probable, the sponsor return must have been met as of the reporting date. Sponsor return, as defined in the Company’s 2017 Stock Option Plan, was determined based on the aggregate amount of all cash, fair market value of marketable securities, including proceeds from the sale of securities of the Company, provided and to the extent such proceeds result in cash dividends and/or cash distributions by the Company to the sponsor.
On September 9, 2021, the Board of Directors, through unanimous written consent, approved a modification to the Company's 2017 Stock Option Plan which, upon completion of the IPO, a sponsor return of 2.8x times sponsor investment was certified as having been achieved, and the service condition under the Plan that participants must provide at least 18 months of continuous service following the grant date in order for performance vesting options to vest was waived. Additionally, the Board of Directors also approved accelerated vesting of all remaining, unvested former Class C performance vesting options, after the achievement of such sponsor return, which resulted in all performance vesting options becoming fully vested upon completion of the IPO.
The acceleration of vesting was accounted for as a modification of the terms of the original award. The incremental stock-based compensation expense of $54.0 million related to the accelerated vesting of all outstanding, unvested performance vesting options, consisting of (a) $15.9 million related to the achievement of sponsor return hurdles that were met upon completion of the IPO (calculated using the grant date fair value of such awards) and (b) $38.1 million related to the remaining unvested performance vesting options upon completion of the IPO (calculated using a fair value of the IPO price of $21.00 per share).
The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees for the three and nine months ended September 31, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (1)	2020 (2)	2021 (2)	2020 (2)
Risk-free interest rate	—%	0.1%	0.1%	0.1%
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	55.0%	55.0%	55.0%
Expected term (years)	0	2	1	2
(1) No options were granted during the three months ended September 30, 2021.
(2) In 2021 and 2020, the risk-free interest rate is based on the rates of U.S. Treasury securities with a maturity similar to the term to liquidity, continuously compounded. The expected equity volatility is estimated based on an analysis of guideline public companies’ historical volatility. As these stock options were awarded prior to the IPO, the expected term was estimated based on management’s assumptions of time to a liquidity event.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Stock Appreciation Rights (“SARs”)
In December 2017, the Board of Directors approved a plan (the “SARs Plan”) to enable all permanent employees, current and future, to participate in the growth in the equity value of the Company in the event of a future liquidity event. A liquidity event is triggered when the sponsor sells at least 75% of its ownership.
During the nine months ended September 30, 2021, the Company granted SARs to employees. Each stock appreciation right represents the right to receive, in cash, the excess of the fair market value over the grant price on the exercise date.
On September 9, 2021, the Board of Directors, through unanimous written consent, approved a modification to the Company's SARs Plan which, upon completion of the IPO, was discontinued and all outstanding SARs were converted to restricted stock units (“RSUs”). RSUs granted in connection with the SARs conversion will vest after six months and twelve months as to 50% on each vesting date, such that 100% of RSUs related to the SARs conversion will be fully vested twelve months after the closing of the IPO. A total of 6,701,133 shares of common stock underlying RSUs were issued in connection with the conversion of SARs upon completion of the IPO.
The completion of the IPO of the Company’s common stock did not meet the definition of a liquidity event, as defined in the SARs Plan. As a liquidity event was not triggered, the conditions associated with SARs were not considered probable of occurring, and no expense related to this modification was recognized for the nine months ended September 30, 2021.
The following is a summary of SARs activity, representing the conversion of SARs to RSUs, for the period ended September 30, 2021:

	Number of Stock Appreciation Rights (1)	Weighted Average Grant Date Fair Value (1)
Balance at December 31, 2020	9,032,006	$3.47
Granted	3,096,082	14.05
Forfeited	(1,681,980)	5.77
Intrinsic Value Adjustment (2)	(3,744,975)	12.19
SARs Conversion	(6,701,133)	21.00
Balance at September 30, 2021	—	$—
(1) Shares presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split.
(2) The intrinsic value adjustment is the IPO price of $21.00 per SAR, less the original grant date fair value, plus an incremental value of $100.00 per SAR.

Restricted Stock Units (“RSUs”)
Under the Omnibus Plan, RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period. Certain RSUs granted during the period ended September 30, 2021, have varying vesting schedules:
(1) a 28 month cliff vest subsequent to the IPO Closing Date;
(2) a 12 month cliff vest subsequent to the IPO Closing Date;
(3) a 6 and 12 month period vest subsequent to the IPO Closing Date (with 50% vesting after 6 months and 50% vesting at the end of the 12 month term);

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(4) immediate vesting upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”); and
(5) a 3 year ratable vesting period subsequent to IPO Closing Date (with 34% vesting during the first year, and 33% vesting during the second and third year).
Throughout the vesting period, shareholders are subject to the market risk on the value of their shares.
The following is a summary of all RSUs activity for the period ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	—	$—
Granted (1)	5,017,572	21.00
Granted - SARs conversion (1)	6,701,133	21.00
Forfeited	(90,148)	21.00
Vested	—	—
Unvested balance at September 30, 2021	11,628,557	$21.00
(1) The amount of granted restricted stock units does not include those awards contingent upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”). RSUs contingent on China SAFE totaled 3,878,909 RSUs as of September 30, 2021.
As of September 30, 2021, total compensation cost related to all RSUs not yet recognized was $227.5 million, which will be recognized over a weighted-average period of 1.4 years.
Note 12 – Credit Agreements
The Company entered into a Senior Secured Credit Facilities (the “Term Loan”), dated October 12, 2017, subsequently amended most recently as of March 26, 2021, among the Company, the syndicate lenders thereto and Credit Suisse, AG, Cayman Islands Branch, as administrative agent, to finance, in part, the acquisition of all of the outstanding common stock of the Company. The Senior Secured Credit Facility provided senior secured financing of $200.0 million, as well as a revolving credit facility (the “Revolver”) which provided for additional senior secured financing of up to $35.0 million. The Term Loan and the Revolver, together with any subsequent amendments, are collectively referred to as the Credit Agreement.
On March 26, 2021, the Company amended and restated its credit agreement (the “Amendment and Restatement”) to increase the term loan facility to a total of $715.0 million. Also, as part of the facility, the aggregate revolving credit facility was increased to $165.0 million from $85.0 million.
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin based on the Company’s leverage ratio, plus either (a) a base rate or (b) a LIBOR rate, at the Company's option, subject to interest rate floors. For the first full quarter after the Amendment Restatement date, the interest rate per annum is equal to (a) 3.25% for LIBOR based borrowings and (b) 2.25% for base rate borrowings, subject to interest rate floors.
Borrowings under the Revolver bear interest at a rate per annum equal to an applicable margin based on the Company’s leverage ratio, plus either (a) a base rate or (b) a LIBOR rate at the Company's option. In addition to paying interest on outstanding borrowings under the Revolver, the Company is required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder and customary letter of credit fees.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The interest rates on borrowings at September 30, 2021 and at September 30, 2020 were approximately 3.5% and 4.8%, respectively. Interest expense for the three and nine months ended September 30, 2021 was $6.3 million and $18.7 million, respectively, and for the three and nine months ended September 30, 2020 was $5.6 million and $18.4 million, respectively.
All obligations of the Company under the Senior Secured Credit Facilities provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are unconditionally guaranteed by a wholly owned subsidiary of Thoughtworks Holding, Inc., and each existing and subsequently acquired or organized direct or indirect wholly owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, as outlined in the Senior Secured Credit Facilities.
The Term Loans and borrowings under our Revolver contain a number of financial and non-financial covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the debt facility. The Company had no outstanding draws under the $165.0 million Revolver at September 30, 2021. The Company had no outstanding draws under our previous $85.0 million Revolver at December 31, 2020. As of September 30, 2021, the Company was in compliance with its debt covenants.
The Credit Agreement requires compliance with various covenants customary for agreements of this type, including a springing financial covenant (solely for the benefit of the Revolver), a passive holdings covenant with respect to Holdings and negative covenants that limit, among other things, the Borrowers’ and their restricted subsidiaries’ ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, pay dividends or distributions, make investments, and enter into certain transactions with affiliates. We are currently in compliance with all covenants contained in our Credit Agreement. The Credit Agreement also includes events of default customary for agreements of this type. Further, as it relates to restricted subsidiaries, as of September 30, 2021, none of our consolidated net assets were subject to dividend restrictions under the Credit Agreement.
The Company incurred and capitalized deferred financing fees, or third-party debt issuance costs, of $7.1 million related to the restated credit agreement during the nine months ended September 30, 2021. The debt issuance costs are recorded as reductions of the outstanding long-term indebtedness. The Term Loan is paid in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan matures on March 24, 2028. The principal amount outstanding under the Revolver under the Amendment and Restatement is due and payable in full at maturity on March 26, 2026.
On August 10, 2021, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan.
The carrying value of the Company’s credit facilities (including current maturities) was as follows (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Long-term debt, less current portion	$604,275	$440,497
Capitalized deferred financing fees	(7,271)	(5,305)
Long-term debt	597,004	435,192
Current portion of long-term debt	7,150	4,565
Total debt carrying value	$604,154	$439,757

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The book value of the Company’s credit facilities is considered to approximate its fair value as of September 30, 2021 and December 31, 2020, as the interest rates are considered in line with current market rates.
Note 13 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Accrued interest expense	$86	$85
Accrued employee expense	2,123	1,786
Accrued travel expense	432	383
Operating lease expenses	324	212
Insurance charges	167	257
Professional fees	12,008	10,320
Withholding taxes payable	34,489	43
Other taxes payable	10,248	8,643
Rebates payable	599	2,307
Other accrued expenses	4,646	5,713
Accrued expenses	$65,122	$29,749
Note 14 – Subsequent Events
Credit Agreement Repayment
On October 20, 2021, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan disclosed in Note 12, Credit Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in our prospectus for our initial public offering (the “IPO”), dated September 14, 2021, and filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b)(4) on September 16, 2021 (the “IPO Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in the IPO prospectus, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” in our IPO Prospectus and “Forward-Looking Statements” herein for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on December 31, and our fiscal quarters end on March 31, June 30, September 30, and December 31. Quarterly results reflected herein are not necessarily indicative of our operating results for a full year or any future period.
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 10,000+ Thoughtworkers strong across 48 offices in 17 countries. Over the last 25+ years, we’ve delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
Our revenues are generated from providing professional services based on the mix and locations of delivery professionals involved, the pricing structure, which is predominantly time-and-materials, and the type of services, including: enterprise modernization, platforms & cloud; customer experience, product & design; data & artificial intelligence; and digital transformation & operations.
Initial Public Offering
On September 17, 2021, we successfully completed and closed our IPO, in which 42,368,421 shares of our common stock were sold at $21.00 per share, including 5,526,315 shares sold upon the exercise of the underwriters’ option to purchase additional shares from certain of the selling stockholders. The Company received net proceeds of $314.7 million, net of the underwriting discounts and commissions and other offering expenses of approximately $30.3 million. Prior to the completion of the IPO, all shares of the Company's common stock then outstanding were converted into 5,259,163 shares (pre-stock split) of common stock on a 1-for-1 basis, and upon the completion of the IPO, all 1,365,058 shares (pre-stock split) of the Company’s outstanding redeemable convertible preferred stock converted into an equivalent number of shares of common stock on a 1-for-1 basis.
Additionally, prior to the completion of the IPO, the Company effected an approximate 43.6-for-1 split of each outstanding share of common stock (the “Stock Split”). All share and per share information has been retroactively adjusted to effect the Stock Split for all periods presented, except as otherwise noted.

Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Revenues	$285,051	$196,549	$783,145	$597,082
Revenue Growth Rate as reported (1)	45.0%	(1.4)%	31.2%	5.3%
Revenue Growth Rate at constant currency (1)	42.1%	(1.8)%	26.0%	7.3%
Net (loss) income	$(25,235)	$21,882	$11,502	$59,679
Net (loss) income margin	(8.9)%	11.1%	1.5%	10.0%
Adjusted Net Income (2)	$37,188	$24,231	$96,613	$67,916
Adjusted EBITDA (3)	$66,459	$43,551	$171,514	$117,572
Adjusted EBITDA Margin (3)	23.3%	22.2%	21.9%	19.7%
(1)Certain of our subsidiaries use functional currencies other than the U.S. dollar and the translation of these foreign currency amounts into the U.S. dollar can impact the comparability of our revenues between periods. Accordingly, we use Revenue Growth at constant currency as an important indicator of our underlying performance. Revenue Growth at constant currency is calculated by applying the average exchange rates in effect during the earlier comparative fiscal period to the later fiscal period.
(2)We use Adjusted Net Income as an important indicator of our performance. See “—Non-GAAP Financial Measures” below for a definition of and reconciliation of Adjusted Net Income to net (loss) income, the most directly comparable GAAP measure, how we use this measure and an explanation of why we consider this non-GAAP measure to be helpful for investors.
(3)We also use Adjusted EBITDA and Adjusted EBITDA Margin as important indicators of our performance. See “—Non-GAAP Financial Measures” below for a definition of and a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, how we use Adjusted EBITDA and Adjusted EBITDA Margin and an explanation of why we consider these non-GAAP measures to be helpful for investors.
Revenue Growth Rate and Revenue Growth Rate at constant currency
We returned to pre-COVID revenue growth by the fourth quarter of 2020 and have continued to have positive revenue growth trends in 2021, as reflected in our revenue growth in the three and nine months ended September 30, 2021, with revenues increasing 45.0% and 31.2%, respectively, which includes the impact of decreased reimbursable travel costs. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the three and nine months ended September 30, 2020, we would have reported revenue growth of 42.1% and 26.0%, respectively. The positive impact to revenues, from foreign currencies, was as a result of the depreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “—Quantitative and Qualitative Disclosure about Market Risk.”

Net (Loss) Income, Net (Loss) Income Margin and Adjusted Net Income
During the three months ended September 30, 2021, we reported net loss of $25.2 million, a decrease of $47.1 million, compared to net income of $21.9 million during the three months ended September 30, 2020. For the nine months ended September 30, 2021, we reported net income of $11.5 million, a decrease of $48.2 million, or approximately 81%, compared to $59.7 million during the nine months ended September 30, 2020.
Net income decreased in both the three and nine months ended primarily due to increased stock-based compensation expense of $72.9 million and $82.4 million, primarily related to the accelerated vesting of certain employee stock options of $56.2 million and $65.7 million. This also included $16.7 million for the issuance of new grants in connection with the IPO for both the three and nine months ended September 30, 2021. This was partially offset by decreased income taxes and continued strong demand for our services as reflected in our revenue growth discussed above.
Our net loss margin for the three months ended September 30, 2021 was 8.9%, a decrease of approximately 20.0%, compared to a net income margin of 11.1% for the period ended September 30, 2020. For the nine months ended September 30, 2021, we reported a net income margin of 1.5%, a decrease of approximately 8.5%, compared to a net income margin of 10.0% for the period ended September 30, 2020. Net income margin decreased in both the three and nine months ended September 30, 2021 primarily due to increased stock-based compensation expense of $72.9 million and $82.4 million, respectively, primarily related to the accelerated vesting of certain employee stock options of $56.2 million and $65.7 million, respectively, and certain acquisition related expenses. We consider net income margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
During the three and nine months ended September 30, 2021, we reported Adjusted Net Income of $37.2 million and $96.6 million, compared to $24.2 million and $67.9 million, respectively, for the three and nine months ended September 30, 2020. This resulted in an increase of $13.0 million, or approximately 53.7%, for the three months ended, and $28.7 million, or approximately 42.3%, for the nine months ended, compared to the period ended September 30, 2020. Adjusted Net Income increased due to higher revenues as a result of strong demand for our services and lower travel expenses of $9.7 million for the nine months ended due to COVID-19 restrictions and remote working. This was partially offset by increased payroll expenses (excluding stock-based compensation) of $50.3 million and $130.7 million for the three and nine months ended as we invested in additional employees to support revenue growth.
Adjusted EBITDA and Adjusted EBITDA Margin
During the three months ended September 30, 2021, we reported Adjusted EBITDA of $66.5 million, compared to $43.6 million for the three months ended September 30, 2020. This resulted in an increase of $22.9 million, or approximately 52.5%, for the three months ended, compared to the period ended September 30, 2020. Adjusted EBITDA increased due to higher revenues as demand for our services increased, partially offset by higher operating expenses as certain costs, such as payroll (excluding stock-based compensation) of $50.3 million, increased due to investment in additional headcount to support growth and IPO related expenses.
During the nine months ended September 30, 2021, we reported Adjusted EBITDA of $171.5 million, compared to $117.6 million for the nine months ended September 30, 2020. This resulted in an increase of $53.9 million, or approximately 45.8%, for the nine months ended, compared to the period ended September 30, 2020. Adjusted EBITDA increased due to higher revenues as demand for our services increased, partially offset by higher operating expenses as certain costs, such as payroll (excluding stock-based compensation) of $130.7 million, increased due to investment in additional headcount to support growth and IPO related expenses.
During the three and nine months ended September 30, 2021, we reported an Adjusted EBITDA Margin of 23.3% and 21.9%, an increase of approximately 1.1% and 2.2%, compared to 22.2% and 19.7%, respectively, for the three and nine months ended September 30, 2020. Adjusted EBITDA Margin increased primarily due to higher revenues as demand for our services increased, lower travel costs as a percentage of revenues which was partially offset by higher operating expenses incurred in connection with the IPO and increased payroll costs to support the growth in headcount.
Business Update Regarding COVID-19
Since early 2020, the COVID-19 pandemic has caused general business disruption worldwide. As a result of the COVID-19 pandemic, we took precautionary measures to minimize the risk of the virus to our personnel, our clients and the communities in which we operate, including the temporary suspension of all non-essential business travel of personnel and the temporary closure of all of our major offices. Although a significant portion of our workforce has worked remotely through the COVID-19 pandemic, there has been minimal disruption in our ability to effectively provide our service offerings, as our employees are accustomed to operating in remote and distributed environments. Going forward, we will continue to monitor working conditions and adapt as needed.
Starting in the second quarter of 2020, we experienced a slowdown in new business generation, pauses in ongoing engagements and select project cancellations as certain of our clients focused on the immediate challenges linked to the COVID-19 pandemic. This impact was concentrated in affected verticals, such as automotive, travel and transportation and retail and consumer. We also pivoted offerings to leverage market tailwinds as some companies increased their focus on digital transformation in response to the COVID-19 pandemic. During this period, sector diversification enabled us to re-balance sales exposure to verticals that were spending incrementally through the pandemic, such as technology and business services and energy, public and health services. We returned to pre-COVID activity levels by the fourth quarter of 2020 and have seen robust growth as evidenced in our revenue growth trends in 2021.
We may continue to experience a modest adverse impact on certain parts of our business, including a lengthening of the sales cycle for some prospective clients and delays in the delivery of professional services and trainings to our clients. We also experienced, and we may continue to experience, a modest positive impact on other aspects of our business, such as slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of in-person client and workforce events. The COVID-19 pandemic has caused substantial global public health and economic challenges. Our employees, communities and business operations, particularly in India and Brazil, and the global economy and financial markets continue to be affected. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. Future developments and actions to contain the public health and economic impact of the COVID-19 pandemic in the markets we serve are rapidly evolving and highly uncertain.
Key Factors Affecting Our Performance
Our long-term financial trend is characterized by strong organic growth, strong client retention, a significant amount of revenues from recurring clients and substantial margin optimization with the support of onshore, nearshore and offshore delivery centers. Our performance for historical periods and future periods is driven by numerous factors discussed, including the following key factors.
Ability to retain and expand existing client relationships
We currently serve over 300 clients, many of whom we work with across multiple geographies. We actively manage our client portfolio and target clients where we believe there is opportunity to develop long-term relationships and drive significant growth. Accordingly, for the three months ended September 30, 2021 and September 30, 2020, 85.1% and 89.8% of our revenues were derived from recurring clients, respectively, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the nine months ended September 30, 2021 and September 30, 2020, 89.9% and 94.2% of our revenues were derived from recurring clients, respectively. For the trailing twelve month period through September 30, 2021 and September 30, 2020, 29 and 21 clients, respectively, generated greater than $10 million in revenues. This represents a 38.1% increase for clients greater than $10 million in revenues as compared to the prior year's period.

Despite our expansion of our existing client relationships, we maintain relatively low client concentration. Our revenues from our top five and ten clients for the three months ended September 30, 2021, as a percentage of total revenues were 16.2% and 27.1%, respectively. Whereas, our revenues from our top five and ten clients for the three months ended September 30, 2020, as a percentage of total revenues were 21.0% and 33.0%, respectively. For the nine months ended September 30, 2021, revenues from our top five and ten clients as a percentage of total revenues were 17.4% and 27.6%, respectively. Whereas, for the nine months ended September 30, 2020, revenues from our top five and ten clients as a percentage of total revenues were 20.2% and 32.7%, respectively. The overall decrease reflected above is a result of our change in strategy to look for new opportunities to diversify our portfolio to re-balance sales exposure as some companies increased their focus on digital transformation in response to the COVID-19 pandemic.
Net Dollar Retention Rate
We also utilize the net dollar retention ratio to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The net dollar retention ratio is calculated by dividing (a) the current period revenue from recurring clients (b) the prior comparative period revenue from recurring clients.
The net dollar retention ratio was approximately 143% for the three months ended September 30, 2021 and approximately 103% for the three months ended September 30, 2020. The net dollar retention ratio was approximately 130% and 108% for the nine months ended September 30, 2021 and September 30, 2020, respectively. As a result of the return to pre-COVID activity levels by the fourth quarter of 2020 and our continued experience of positive growth trends in 2021, the net dollar retention rate has increased for both the three and nine months ended September 30, 2021.
Ability to acquire new clients
We intend to continue to acquire new clients through programs designed to generate new business demand and position us as a trusted partner. Winning new business in existing and new geographies and industry verticals is a critical component of our growth strategy. Dedicated new business teams work with marketing using data-driven approaches to focus on client acquisition efforts. Commensurately, our total number of clients, which we define as clients with annual spend in excess of $25,000 in the relevant year, increased to 257 as of September 30, 2021 from 206 as of September 30, 2020, as we saw increased demand for our global services, including in North America, Europe, Asia-Pacific (“APAC”) and Latin America (“LATAM”). Going forward, we may also add new clients, including in new geographies and industry verticals, through selective strategic acquisitions.
Expanding our technical capabilities and client solutions
We combine strategy, design and software engineering expertise to offer premium, end-to-end solutions to our clients. Our value proposition is based on our thought leadership and expertise across innovative new technologies, differentiated client solutions across our service lines and local and nearshore capabilities (i.e., those delivered from nearby countries in similar time zones) and offshore capabilities (i.e., those delivered from distant countries in different time zones). Our premium position enabled us to drive average revenue per employee of approximately $88,000, or $118,000 annualized, for the nine months ended September 30, 2021, compared to approximately $81,000, or $108,000 annualized, for the nine months ended September 30, 2020. Our average revenue per employee was approximately $108,000 for the full year 2020, which we believe is meaningfully higher than all our pure-play competitors. We define average revenue per employee as total revenues for the period divided by the average number of employees in such period. The year-over-year increase reflected the increase in demand for our services driven by economic recovery from the pandemic where we have seen continued revenue growth and the overall ramp up in hiring to meet the anticipated increase in demand for our services. Our ability to continue delivering premium and innovative services to our clients depends on evolving our technical and engineering capabilities.

Ability to recruit and retain talent
To provide services to our clients, we must efficiently hire, train and retain skilled professionals without compromising on the high standards we set for our people. We believe our ability to attract and retain top talent drives high client satisfaction and enables us to deliver on strong client demand to generate growth. We increased our total number of employees to 10,076 as of September 30, 2021 from 7,976 as of December 31, 2020, a 26.3% increase as we continued to invest in additional headcount to meet demand.
Ability to optimize our global delivery
We have a global footprint with the ability to deliver services from multiple geographic regions. As of September 30, 2021 all of our top ten clients relied on Thoughtworks’ delivery from more than one region. We utilize a blended delivery model, which means we are able to offer a combination of local talent with nearshore/offshore talent, allowing us to maintain close proximity to our clients for context and local market knowledge, while driving rapid and high-quality delivery at scale.
Components of Our Operating Results
We operate and manage our business as one reportable segment. While the Company has offerings in multiple market segments and operates in multiple countries, the Company’s business operates as one operating segment. Almost all of the Company’s service offerings are delivered and supported on a global basis. Additionally, most of the Company’s service offerings are deployed in a nearly identical way and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis.
Revenues
Time-and-Materials Revenues. We generate the majority of our revenues under time-and-materials contracts, which are billed using hourly, daily or monthly rates to determine the amounts to be charged to the client. Revenue from time-and-material contracts is based on the number of hours worked and at contractually agreed-upon hourly rates and is recognized as those services are rendered as control of the services passes to the customer over time.
Fixed-Price Revenues. Fixed-price contracts include application development arrangements, where progress towards satisfaction of the performance obligation is measured using input methods as there is a direct correlation between hours incurred and the end product delivered to the client. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. Revenues under these contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying performance obligations.
For a detailed discussion of our revenue recognition policy, refer to our condensed consolidated financial statements included herein and the related notes appearing in our IPO Prospectus.
Cost of Revenues
Cost of revenues consists primarily of personnel and related costs directly associated with professional services, including salaries, bonuses, stock-based compensation, fringe benefits, project related travel costs and costs of contracted third-party vendors. Also included in cost of revenues is depreciation attributable to the portion of our property and equipment utilized in the delivery of services to our clients.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities (including operating leases), advertising and other promotional activities.
Depreciation and Amortization
Depreciation and amortization consist primarily of depreciation of fixed assets, amortization of capitalized software development costs (internal-use software) and amortization of acquisition-related intangible assets.
Other Income (Expense), net
Other income (expense), net consists of interest expense, impacts from foreign exchange transactions and gains (losses) on the sale of assets.
Income Tax Expense
Determining the consolidated income tax expense, deferred income tax assets and liabilities and any potential related valuation allowances involves judgment. We consider factors that may contribute, favorably or unfavorably, to the overall annual effective tax rate in the current year as well as the future. These factors include statutory tax rates and tax law changes in the countries where we operate as well as consideration of any significant or unusual items. Our income tax expense includes the impact of provisions established for uncertain income tax positions, as well as any related interest and penalties. These reserves are adjusted given changing facts and circumstances, such as the closing of a tax audit, statute of limitation lapse or the refinement of an estimate. To the extent the final outcome of an uncertain income tax position differs from the amounts recorded, such differences will impact our income tax expense in the period in which such determination is made.
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$285,051	$196,549	$783,145	$597,082
Operating expenses:
Cost of revenues (1)	183,945	114,849	471,047	351,750
Selling, general and administrative expenses (1)	113,019	42,073	248,366	139,498
Depreciation and amortization	4,173	4,343	13,007	12,587
(Loss) income from operations	(16,086)	35,284	50,725	93,247
Other (expense) income:
Interest expense	(6,734)	(6,016)	(20,316)	(19,833)
Net realized and unrealized foreign currency (loss) gain	(1,934)	938	(3,608)	2,369
Other income (expense), net	162	12	306	139
Total other expense	(8,506)	(5,066)	(23,618)	(17,325)
(Loss) income before income taxes	(24,592)	30,218	27,107	75,922
Income tax expense	643	8,336	15,605	16,243
Net (loss) income	$(25,235)	$21,882	$11,502	$59,679
Effective tax rate	(2.6)%	27.6%	57.6%	21.4%

(1) Includes stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$25,756	$—	$29,071	$—
Selling, general and administrative expenses	47,420	292	54,357	1,066
Total stock-based compensation expense	$73,176	$292	$83,428	$1,066
Summary Comparison of Three Months Ended September 30, 2021 with the Three Months Ended September 30, 2020
Revenues for the three months ended September 30, 2021 increased $88.5 million, or 45.0%, to $285.1 million, compared to $196.5 million for the three months ended September 30, 2020. The increase in revenues was driven by higher demand for services as certain clients accelerated their digital transformation projects. The majority of our revenues are generated from recurring clients or those expanding their usage of our services. Revenue recognized from our recurring client base was approximately 85.1% for the three months ended September 30, 2021 and 89.8% for the three months ended September 30, 2020, with the remainder of our revenue attributable to new clients.
Our revenue growth depends on our ability to retain and drive growth from existing clients. The net dollar retention ratio was approximately 143% for the three months ended September 30, 2021 and approximately 103% for the three months ended September 30, 2020. For a discussion of the factors impacting our net dollar retention ratio, see "— Key Factors Affecting our Performance about Market Risk — Net Dollar Retention Rate."
Income from operations for the three months ended September 30, 2021 decreased $51.4 million, or approximately 145.6%, to a loss from operations of $16.1 million compared to income from operations of $35.3 million for the three months ended September 30, 2020. The decrease in income from operations was driven by costs incurred in conjunction with the IPO, specifically additional stock-based compensation of $72.9 million (primarily related to the accelerated vesting of certain employee stock options of $56.2 million and $16.7 million for the issuance of new grants in connection with the IPO) and incremental professional fees of $8.7 million reported in cost of revenues and selling, general and administrative expenses in the period ended September 30, 2021 compared to the three months ended September 30, 2020.
Our effective tax rate for the three months ended September 30, 2021 and September 30, 2020 was (2.6)% and 27.6%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States. The decrease in the effective tax rate for the three months ended September 30, 2021 as compared to the prior year was primarily due to the unfavorable impact of establishing valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code, partially offset by excess tax benefits on stock-based compensation. The resulting tax expense when compared to the pre-tax loss recorded for the quarter yields the aforementioned negative effective tax rate of (2.6)% as of September 30, 2021.
Net income for the three months ended September 30, 2021 decreased by approximately $47.1 million to a loss position $25.2 million compared to net income of $21.9 million for the three months ended September 30, 2020. The decrease in net income was driven by costs incurred in conjunction with the IPO, specifically additional stock-based compensation and incremental professional fees discussed above.

Summary Comparison of Nine Months Ended September 30, 2021 with the Nine Months Ended September 30, 2020
Revenues for the nine months ended September 30, 2021 increased $186.1 million, or 31.2%, to $783.1 million, compared to $597.1 million for the nine months ended September 30, 2020. The increase in revenues was driven by higher demand for services as certain clients accelerated their digital transformation projects, partially offset by the impact of decreased reimbursable travel costs. The majority of our revenues are generated from recurring clients or those expanding their usage of our services. Revenue recognized from our recurring client base was approximately 89.9% for the nine months ended September 30, 2021 and approximately 94.2% for the nine months ended September 30, 2020, with the remainder of our revenue attributable to new clients.
Our revenue growth depends on our ability to retain and drive growth from existing clients. Our net dollar retention ratio was approximately 130% for the nine months ended September 30, 2021 and approximately 108% for the nine months ended September 30, 2020. For a discussion of the factors impacting our net dollar retention ratio, see "— Key Factors Affecting our Performance about Market Risk — Net Dollar Retention Rate."
Income from operations for the nine months ended September 30, 2021 decreased $42.5 million, or approximately 45.6%, to $50.7 million compared to $93.2 million for the nine months ended September 30, 2020. The decrease in income from operations was driven by costs incurred in conjunction with the IPO, specifically additional stock-based compensation of $82.4 million (primarily related to the accelerated vesting of certain employee stock options of $65.7 million and $16.7 million for the issuance of new grants in connection with the IPO) and incremental professional fees of $17.9 million reported in cost of revenues and selling, general and administrative expenses in the period ended September 30, 2021 compared to the nine months ended September 30, 2020. The additional expenses incurred above were partially offset by the benefits received from a reduction in travel related expenses of $9.7 million reported in cost of revenues combined with a reduction in bad debt of $7.3 million reported in selling, general and administrative expenses compared to the nine months ended September 30, 2020.
Our effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 was 57.6% and 21.4%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States. The increase in the effective tax rate for the nine months ended September 30, 2021 over the prior year was primarily due to the unfavorable impact of establishing valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code, offset by excess tax benefits on stock-based compensation.
Net income for the nine months ended September 30, 2021 decreased $48.2 million to $11.5 million compared to net income of $59.7 million for the nine months ended September 30, 2020. The decrease in net income was driven by costs incurred in conjunction with the IPO, specifically additional stock-based compensation and incremental professional fees discussed in detail above.
Revenues
We continue to expand our international presence and nearshore capabilities in different geographies. During the three and nine months ended September 30, 2021, total revenues grew 45.0% and 31.2%, respectively, to $285.1 million and $783.1 million, respectively, compared to $196.5 million and $597.1 million, respectively, over the same periods in the prior year. The increase in revenues was attributable to strong demand for our services, including the impact of accelerated digital transformation projects by certain clients.

Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Technology and business services	$75,086	26.3%	$59,387	30.2%	$211,226	27.0%	$170,463	28.5%
Energy, public and health services	71,556	25.1%	48,408	24.6%	205,465	26.2%	144,340	24.2%
Retail and consumer	57,723	20.3%	35,829	18.2%	146,647	18.7%	104,925	17.6%
Financial services and insurance	46,739	16.4%	28,975	14.7%	121,848	15.6%	94,439	15.8%
Automotive, travel and transportation	33,947	11.9%	23,775	12.1%	97,959	12.5%	82,524	13.8%
Other	—	—%	175	0.2%	—	—%	391	0.1%
Total revenues	$285,051	100%	$196,549	100%	$783,145	100%	$597,082	100%
During the three months ended September 30, 2021, we continued to see a strong demand environment along with robust revenue growth across all industry verticals compared to the three months ended September 30, 2020. The financial services and insurance industry vertical grew by 61.3%, along with a good rebound in the retail and consumer and energy, public and health services industry verticals, also growing by 61.1% and 47.8%, respectively, as we continued to leverage market tailwinds.
During the nine months ended September 30, 2021, we continued to sustain revenue growth across energy, public and health services and retail and consumer industry verticals which grew by 42.3% and 39.8%, respectively. We also experienced a recovery in the technology and business services, financial services and insurance, and automotive, travel and transportation verticals compared to the nine months ended September 30, 2020 for the same reasons as described above.
Revenues by Customer Location
Our revenues are sourced from four geographic markets: North America, APAC, Europe and LATAM. We present and discuss our revenues by the geographic location where the revenues are under client contract; however, the delivery of those client contracts could be supported by offshore delivery locations.
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Customer Location:
North America	$103,769	36.4%	$76,649	39.0%	$290,954	37.2%	$243,797	40.8%
APAC	98,756	34.6%	64,457	32.8%	260,928	33.3%	181,738	30.4%
Europe	69,522	24.4%	46,623	23.7%	196,476	25.1%	143,673	24.1%
LATAM	13,004	4.6%	8,820	4.5%	34,787	4.4%	27,874	4.7%
Total revenues	$285,051	100.0%	$196,549	100.0%	$783,145	100.0%	$597,082	100.0%

During the three months ended September 30, 2021, we had positive revenue growth of 35.4% in North America, with the United States contributing $96.5 million of our North America revenues, compared to $73.4 million for the same period in 2020. The largest client demand came from the technology and business services industry vertical which was driven by our increased focus on digital transformation where we pivoted our offerings to leverage market tailwinds. Further, our ability to retain existing clients and increase the level of services we provide resulted in incremental revenue expansion from 2020 to 2021.
During the three months ended September 30, 2021, we had positive revenue growth of 53.2% in APAC where the top three revenue contributing customer location countries in APAC were Australia, China and Singapore generating revenues of $31.0 million, $24.8 million and $18.4 million, respectively, compared to $19.7 million, $23.4 million and $4.9 million, respectively, for the same period in 2020. The increase in revenues for APAC during this period was driven by increased client demand in the technology and business services industry vertical for the same reasons as described above.
During the three months ended September 30, 2021, we had positive revenue growth of 49.1% in Europe where the top two revenue contributing customer location countries in Europe were Germany and the United Kingdom generating revenues of $30.0 million and $30.0 million, respectively, compared to $19.8 million and $20.8 million, respectively, for the same period in 2020. The largest driver of client demand came from our automotive, travel and transportation industry vertical where certain automotive manufacturers and service providers continued to focus on digital transformation.
During the three months ended September 30, 2021, we had positive revenue growth of 47.4% in LATAM, with Brazil being our largest customer location in LATAM contributing revenues of $8.2 million compared to $4.9 million for the same period in 2020. The largest driver of client demand came from our technology and business services industry vertical which was driven by our increased focus on digital transformation where we pivoted our offerings to leverage market tailwinds.
During the nine months ended September 30, 2021, we had positive revenue growth of 19.3% in North America, with the United States contributing $275.0 million of our North America revenues, compared to $233.5 million for the same period in 2020. The largest client demand came from the technology and business services industry vertical which was driven by our increased focus on digital transformation where we pivoted our offerings to leverage market tailwinds. Further, our ability to retain existing clients and increase the level of services we provide resulted in incremental revenue expansion from 2020 to 2021 where this industry remained as our top revenue contributor.
During the nine months ended September 30, 2021, we had positive revenue growth of 43.6% in APAC where the top three revenue contributing customer location countries in APAC were Australia, China and Singapore generating revenues of $83.7 million, $70.7 million and $42.4 million, respectively, compared to $52.7 million, $58.9 million and $24.3 million, respectively, for the same period in 2020. The increase in revenues for APAC during this period was driven by increased client demand in the technology and business services industry vertical for the same reasons as described above.
During the nine months ended September 30, 2021, we had positive revenue growth of 36.8% in Europe where the top two revenue contributing customer location countries in Europe were Germany and the United Kingdom generating revenues of $84.2 million and $83.5 million, respectively, compared to $59.9 million and $65.7 million, respectively, for the same period in 2020, with the largest driver of client demand coming from our automotive, travel and transportation industry vertical where certain automotive manufacturers and service providers continued to focus on digital transformation.
During the nine months ended September 30, 2021, we had positive revenue growth of 24.8% in LATAM, with Brazil being our largest customer location in LATAM contributing revenues of $21.6 million compared to $11.4 million for the same period in 2020. The largest driver of client demand came from our technology and business services industry vertical which was driven by our increased focus on digital transformation where we pivoted our offerings to leverage market tailwinds.

Revenues by Client Concentration
We have long-standing relationships with many of our clients. We seek to grow revenues from our existing clients by continually increasing the value we provide and expanding the scope and size of our engagements. Revenues derived from these clients may fluctuate as these accounts mature or upon beginning or completion of multi-year projects. We believe there is a significant potential for future growth as we expand our capabilities and offerings within existing clients. In addition, we remain committed to diversifying our client base and adding more clients to our client mix.
The following table presents revenues contributed by our clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Top five clients	$46,238	16.2%	$41,261	21.0%	$135,972	17.4%	$120,497	20.2%
Top ten clients	$77,186	27.1%	$64,937	33.0%	$216,094	27.6%	$195,411	32.7%
During the three and nine months ended September 30, 2021, revenues from our top five and top ten existing clients experienced slower growth as a percentage of our total revenues as we continued to focus on diversification of our portfolio to re-balance sales exposure. This was also driven by an increase in our number of clients resulting from new business wins and a higher contribution of revenues from our top twenty and top fifty clients growing at a faster pace.
Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Cost of revenues	$183,945	$114,849	$69,096	60.2%
During the three months ended September 30, 2021, cost of revenues (including stock-based compensation) increased by $69.1 million, or 60.2%, compared to the three months ended September 30, 2020. This increase was primarily driven by an increase in payroll and benefit expenses of $37.2 million due to higher headcount as we invested in additional talent to support growth. This increase was also driven by the cumulative stock-based compensation expense of $25.8 million related to the accelerated vesting of certain employee stock options in conjunction with the IPO of $13.7 million and $12.1 million for the issuance of new grants in connection with the IPO and an increase in professional fees of $3.9 million related to contract labor.

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Cost of revenues	$471,047	$351,750	$119,297	33.9%
During the nine months ended September 30, 2021, cost of revenues (including stock-based compensation) increased by $119.3 million, or 33.9%, compared to the nine months ended September 30, 2020. This increase was primarily driven by an increase in payroll and benefit expenses of $85.9 million due to higher headcount as we invested in additional talent to support growth, partially offset by reduced travel costs of $9.7 million due to the COVID-19 pandemic. This increase was also driven by the cumulative stock-based compensation expense of $29.1 million related to the accelerated vesting of certain employee stock options in conjunction with the IPO of $17.0 million and $12.1 million for the issuance of new grants in connection with the IPO and an increase in professional fees of $9.3 million related to contract labor.

Gross Profit and Gross Margin

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Gross profit	$101,106	$81,700	$19,406	23.8%
Gross margin	35.5%	41.6%
Our gross margin decreased by 6.1% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to costs incurred in conjunction with our successful IPO, specifically additional stock-based compensation of $25.8 million and incremental professional fees discussed in detail above. This was partially offset by our revenue growth from the increased demand for our services along with our ability to accelerate certain strategic operational efficiency initiatives.

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Gross profit	$312,098	$245,332	$66,766	27.2%
Gross margin	39.9%	41.1%
Our gross margin decreased by 1.2% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to costs incurred in conjunction with our successful IPO, specifically additional stock-based compensation of $29.1 million and incremental professional fees discussed in detail above. This was partially offset by our revenue growth from the increased demand for our services along with our ability to accelerate certain strategic operational efficiency initiatives.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Selling, general and administrative expenses	$113,019	$42,073	$70,946	168.6%
For the three months ended September 30, 2021, selling, general and administrative expenses were $113.0 million, representing an increase of approximately 168.6%, compared to $42.1 million in the same period in the prior year. Our selling, general and administrative expenses increased due to an increase in stock-based compensation expense of $47.1 million related to the accelerated vesting of certain employee stock options in conjunction with the IPO of $42.5 million and $4.6 million for the issuance of new grants in connection with the IPO. Further, payroll expenses (excluding stock-based compensation) increased by $13.2 million due to higher headcount as we invested in additional talent to support growth, including our number of clients and revenue growth, including acquisition-related retention payments of $0.5 million, facility expenses of $2.8 million and professional fees of $4.8 million, partially offset by a decrease in bad debt expense of $0.1 million.

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Selling, general and administrative expenses	$248,366	$139,498	$108,868	78.0%
For the nine months ended September 30, 2021, selling, general and administrative expenses were $248.4 million, representing an increase of approximately 78.0% as compared to $139.5 million in the same period in the prior year. Our selling, general and administrative expenses increased due to an increase in stock-based compensation expense of $53.3 million related to the accelerated vesting of certain employee stock options in conjunction with the IPO of $48.6 million and $4.6 million for the issuance of new grants in connection with the IPO. Further, payroll expenses (excluding stock-based compensation) increased by $38.7 million due to higher headcount as we invested in additional talent to support growth, including our number of clients and revenue growth, including acquisition-related retention payments of $7.9 million, facility expenses of $5.1 million and professional fees of $8.6 million, partially offset by a decrease in bad debt expense of $7.3 million.
Depreciation and Amortization

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Depreciation and amortization	$4,173	$4,343	$(170)	(3.9)%
Depreciation and amortization relate to depreciation charges on our fixed assets, capitalized software amortization expense and intangible asset amortization. There were no material changes in depreciation and amortization in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Depreciation and amortization	$13,007	$12,587	$420	3.3%
Depreciation and amortization relate to depreciation charges on our fixed assets, capitalized software amortization expense and intangible asset amortization. There were no material changes in depreciation and amortization in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Interest Expense

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Interest expense	$(6,734)	$(6,016)	$(718)	11.9%
Interest expense is primarily related to our term loan and revolving credit facilities. There were no material changes in interest expense in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Interest expense	$(20,316)	$(19,833)	$(483)	2.4%
Interest expense is primarily related to our term loan and revolving credit facilities. There were no material changes in interest expense in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Income Tax Expense

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Income tax expense	$643	$8,336	$(7,693)	(92.3)%
The Company’s income tax expense decreased by $7.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to the pre-tax loss recorded for the period from IPO related stock-based compensation and excess tax benefits on stock-based compensation, offset by the unfavorable impact of establishing valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code.

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% Change
Income tax expense	$15,605	$16,243	$(638)	(3.9)%
The Company’s income tax expense decreased by $0.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to the pre-tax loss recorded for the period from IPO related stock-based compensation and excess tax benefits on stock-based compensation, offset by the unfavorable impact of establishing valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code.
Foreign Currency Exchange Gains and Losses
See “—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Risk” included elsewhere in this Quarterly Report and in our IPO Prospectus as well as “Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates" as included in our IPO Prospectus.
Non-GAAP Financial Measures
We define Adjusted Net Income as net (loss) income adjusted for unrealized gain (loss) on foreign currency exchange, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, certain costs related to business rationalization, IPO-related costs and income tax effects of adjustments.
We define Adjusted EBITDA as net (loss) income adjusted to exclude income tax expense, interest expense, other (expense) income, net, unrealized gain (loss) on foreign currency exchange, stock-based compensation expense, depreciation and amortization expense, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, certain costs related to business rationalization and IPO-related costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for supplemental period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Our management uses Adjusted Net Income to assess our overall performance, without regard to items that are considered to be unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations, net of the income tax effect of the adjusted items;
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other (income) expense, net, and income tax expense which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired or costs that are unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations;
•Our management uses Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider these measures in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:
•Although depreciation and amortization expense is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (ii) accruals or tax payments that may represent a reduction in cash available to us;
•Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin do not reflect transaction costs related to acquisitions; and
•The expenses and other items that we exclude in our calculations of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from similarly-titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
Because of these limitations, Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other financial performance measures presented in accordance with GAAP.

The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(25,235)	$21,882	$11,502	$59,679
Unrealized foreign exchange losses	1,393	97	3,912	165
Stock-based compensation	73,192	292	83,428	1,066
Amortization of acquisition-related intangibles	3,018	2,652	9,051	7,851
Acquisition costs (a)	450	—	7,936	—
Certain professional fees (b)	145	—	1,991	56
Non-recurring tender offer compensation expense (c)	—	—	2,715	—
Business rationalization (d)	—	305	—	1,108
IPO-related costs (e)	1,638	14	2,713	234
Income tax effects of adjustments (f)	(17,413)	(1,011)	(26,635)	(2,243)
Adjusted Net Income	$37,188	$24,231	$96,613	$67,916

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Net (loss) income	$(25,235)	$21,882	$11,502	$59,679
Income tax expense	643	8,336	15,605	16,243
Interest expense	6,734	6,016	20,316	19,833
Other income (expense), net	(162)	(12)	(306)	(139)
Unrealized foreign exchange losses	1,393	97	3,912	165
Stock-based compensation	73,192	292	83,428	1,066
Depreciation and amortization	7,661	6,621	21,702	19,327
Acquisition costs (a)	450	—	7,936	—
Certain professional fees (b)	145	—	1,991	56
Non-recurring tender offer compensation expense (c)	—	—	2,715	—
Business rationalization (d)	—	305	—	1,108
IPO-related costs (e)	1,638	14	2,713	234
Adjusted EBITDA	$66,459	$43,551	$171,514	$117,572
Net (loss) income margin	(8.9)%	11.1%	1.5%	10.0%
Adjusted EBITDA Margin	23.3%	22.2%	21.9%	19.7%
__________
(a)Reflects costs for certain professional fees and retention wage expenses related to certain acquisitions.
(b)Adjusts for certain transaction expenses, non-recurring legal expenses, and one-time professional fees.
(c)Adjusts for the additional compensation expense related to the tender offer completed in the first quarter of 2021.
(d)Adjusts for business rationalization revenues and costs related to closing Thoughtworks Studios, which was completely shut down as of December 31, 2020. Thoughtworkers previously associated with Thoughtworks Studios have been transitioned to higher-revenue generating functions.
(e)Adjusts for IPO-readiness costs and expenses that do not qualify as equity issuance costs.

(f)Adjusts for the income tax effects of the foregoing adjusted items.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	As of September 30,		As of December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$452,810	$142,231	$490,841	$55,973
Availability under revolving credit facility	165,000	85,000	85,000	85,000
Borrowings under revolving credit facility	—	—	—	—
Long-term debt, including current portion (1)	604,154	440,502	439,757	442,503
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented in Note 12, Credit Agreements. Subsequent to September 30, 2021, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the term loan. See Note 14, Subsequent Events, to our condensed consolidated financial statements.

Our cash generated from operations and financing activities has been our primary source of liquidity to fund operations and investments. Our capital sources are focused on investments in our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. The Company generates sufficient cash flows for working capital and expects to do so for the foreseeable future.
On September 17, 2021 we completed our IPO, in which an aggregate of 42,368,421 shares of the Company's common stock were sold at $21.00 per share, including 5,526,315 shares sold upon the exercise of the underwriters’ option to purchase additional shares by certain of the selling stockholders. In connection with the IPO, the Company issued and sold 16,429,964 shares and received net proceeds of $314.7 million, after deducting underwriting discounts and commissions and offering expenses of approximately $30.3 million. See Note 1, Business and Summary of Significant Accounting Policies, to our condensed consolidated financial statements.
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $452.8 million and $165.0 million of available borrowings under our revolving credit facility. Cash and cash equivalents as of September 30, 2021 included (a) proceeds from the issuance of preferred stock in the first and second quarter of $322.8 million, net of equity issuance costs of $7.2 million, which proceeds were subsequently used to repurchase equity from existing shareholders; and (b) proceeds from the completion of our IPO in the third quarter of $314.7 million, net of the underwriting discounts and commissions and other offering expenses of approximately $30.3 million. Refer to the notes to our condensed consolidated financial statements for more information.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, or intellectual property rights. To fund these acquisitions or investments, we may seek to access the debt or capital markets. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with our contractual restrictions, including those in our Credit Agreement (as defined below).
Our Credit Facilities
Our subsidiaries are party to an amended and restated credit agreement, dated as of March 26, 2021 (as amended, the “Credit Agreement”), among Thoughtworks, Inc., Turing Acquisition LLC and Turing Midco LLC (collectively, the “Borrowers”), Turing Topco LLC (“Holdings”), Credit Suisse AG, Cayman Islands Branch, as administrative agent, the lenders party thereto and the other parties from time-to-time party thereto. The Credit

Agreement provides for a senior secured term loan of $715.0 million (the “Term Loan”) and a senior secured revolving credit facility of up to $165.0 million (the “Revolver”). As of September 30, 2021, we had $611.4 million outstanding under our Term Loan with an interest rate of 3.50% and no borrowings outstanding under the Revolver.
Borrowings under the Credit Agreement are guaranteed by substantially all the Borrowers’ direct and indirect wholly owned material domestic subsidiaries subject to customary exceptions (the “Guarantors” and together with the Borrowers and Holdings, the “Loan Parties”). The obligations under the Credit Agreement and the guarantees of the Guarantors are secured by substantially all of the Loan Parties’ assets, subject to customary exceptions and thresholds.
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin plus either (a) a base rate or (b) a LIBOR rate, at our option, subject to interest rate floors. Borrowings under the Revolver bear interest at a rate per annum equal to an applicable margin plus either (x) a base rate or (y) a LIBOR rate at our option. In addition to paying interest on outstanding borrowings under the Revolver, we are required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder and customary letter of credit fees. The applicable margins in respect of both the Term Loan and the Revolver are subject to adjustments based on our first lien leverage ratios and corporate family ratings plus a permanent reduction by 25 basis points of the interest rate applicable to our Term Loan and our Revolver upon the completion of the IPO.
The Credit Agreement requires compliance with various covenants customary for agreements of this type, including a springing financial covenant (solely for the benefit of the Revolver), a passive holdings covenant with respect to Holdings and negative covenants that limit, among other things, the Borrowers’ and their restricted subsidiaries’ ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, pay dividends or distributions, make investments, and enter into certain transactions with affiliates. We are currently in compliance with all covenants contained in our Credit Agreement. The Credit Agreement also includes events of default customary for agreements of this type. Further, as it relates to restricted subsidiaries, as of September 30, 2021, none of our consolidated net assets were subject to dividend restrictions under the Credit Agreement.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$95,499	$99,243
Investing activities	(65,888)	(8,904)
Financing activities	(37,454)	(3,357)
Effect of exchange rate changes on cash and cash equivalents	(3,394)	(574)
Net (decrease) increase in cash and cash equivalents	$(11,237)	$86,408
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2021 decreased $3.7 million, as compared to the comparable period in 2020. Non-cash charges primarily consisted of amortization of intangible assets, depreciation of property and equipment, and stock-based compensation. The decrease in 2021 was primarily driven by an increase in trade receivables and unbilled receivables as a result of increased profitability in 2021 compared to 2020.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 was $65.9 million compared to $8.9 million used in the same period in 2020. The increase was primarily attributable to the acquisition of Gemini and Fourkind and purchases of property and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2021 was $37.5 million compared to net cash used in financing activities of $3.4 million in the same period in 2020. The increase in cash used in financing activities for the nine months ended September 30, 2021 was primarily attributable to the repurchase of shares and vested options from our securityholders using the proceeds from the issuance of $720.0 million of preferred stock, partially offset by proceeds from an increase in our term loan (which were subsequently used to pay a dividend to our securityholders in April 2021). Additionally, the increase was a result of the repayment of long-term debt of $235 million, offset by $314.7 million of net proceeds received from our IPO during the quarter.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2021 from the contractual obligations and commitments disclosed in the Prospectus. See Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding contractual obligations and commitments.
Except as disclosed in “—Our Credit Facilities” and those mentioned above, we did not have other material contractual obligations for cash expenditures.
Future Capital Requirements
We believe that our existing cash and cash equivalents combined with our expected cash flow from operations will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. To the extent that existing cash and cash equivalents and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we incur new debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
Commitments and Contingencies
Certain conditions may exist as of the date of the condensed consolidated financial statements which may result in a loss to the Company but will only be resolved when one or more future events occur or fail to occur. Such liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when the Company assesses that it is probable that a future liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which the Company assesses as being probable of realization, are recorded to the extent of related contingent liabilities accrued. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. The Company records gain contingencies when realized.
Off-Balance Sheet Arrangements
We did not have during any of the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
See Note 1, Business and Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report for a discussion of recent accounting pronouncements.
Critical Accounting Policies
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, expenses and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our IPO Prospectus except for those noted below, which reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Stock-Based Compensation
We grant share incentive awards to certain of our employees and directors. These compensation arrangements are settled in equity, or in certain cases at our discretion, in cash, at a predetermined price and generally vest over a period of up to four years and, in certain cases, vest in full on a liquidity event involving our company. All vested share incentive awards have a term of six years before expiration. We measure share-based awards at the grant date based on the fair value of the award and we recognize it as a compensation expense over the vesting period. Through September 17, 2021 (the "IPO Closing Date"), the Company estimated grant date fair value for stock option awards using a hybrid of the Probability-Weighted Expected Return Method (“PWERM”) and the Option-Pricing Model (“OPM”) that used assumptions including expected volatility, expected term, and the expected risk-free rate of return. Prior to the completion of our IPO, we relied, in part, on valuation reports prepared by unrelated third-party valuation firms to assist us in valuing our share-based awards. For more information, refer to the notes to our condensed consolidated financial statements.
After the completion of the IPO, the Company uses the market closing price of its common stock on the grant date for the fair value.
Performance Vesting and Time Vesting Options
On September 9, 2021, the Board of Directors, through unanimous written consent, approved a modification to the Company's 2017 Stock Option Plan which, upon completion of the IPO, a sponsor return of 2.8x times sponsor investment was achieved, and the service condition under the Plan that participants must provide at least 18 months of continuous service following the grant date in order for performance vesting options to vest was waived. Additionally, the Board of Directors also approved accelerated vesting of all remaining, unvested former Class C performance vesting options, after the achievement of such sponsor return, which resulted in all performance vesting options becoming fully vested upon completion of the IPO. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the Plan. No stock option awards were granted during the third quarter of 2021. For more information regarding the impact on stock-based compensation expense that resulted from the achievement of the sponsor return and the accelerated vesting of performance vesting options, see Note 11, Stock-Based Compensation, to our condensed consolidated financial statements.
Stock Appreciation Rights (“SARs”) Conversion
On September 9, 2021, the Board of Directors, through unanimous written consent, approved a modification to the Company's Stock Appreciation Rights Plan (the “SARs Plan”) which, upon completion of the IPO, was discontinued and all outstanding stock appreciation rights (“SARs”) converted to restricted stock units (“RSUs”). RSUs granted in connection with the SARs conversion will vest after six months and twelve months at 50% at each vesting date, such that 100% of RSUs related to the SARs conversion will be fully vested twelve months after the completion of the IPO. See Note 11, Stock-Based Compensation, to our condensed consolidated financial statements for additional information.
Restricted Stock Units (“RSUs”)
In September 2021, the Board of Directors approved the 2021 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period. Certain RSUs granted during the period ended September 30, 2021, have varying vesting schedules:
(1) a 28 month cliff vest subsequent to the IPO Closing Date;

(2) a 12 month cliff vest subsequent to the IPO Closing Date;
(3) a 6 and 12 month period vest subsequent to the IPO Closing Date (with 50% vesting after 6 months and 50% vesting at the end of the 12 month term);
(4) immediate vesting upon the successful and active registration with the State Administration of Foreign Exchange ("SAFE") of the People's Republic of China; and
(5) a 3 year ratable vesting period subsequent to the IPO Closing Date (with 34% vesting during the first year, and 33% vesting during the second and third years).
All RSUs granted as a result of the IPO, including the RSUs granted in connection with the SARs conversion, include a lock-up period of 6 months before the participants may redeem the shares. Throughout the vesting period and the lock-up period, shareholders are subject to the market risk on the value of their shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily result from changes in concentration of credit, foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, civil unrest, political instability or uncertainty, military activities, broad-based sanctions, differing tax structures, and other regulations and restrictions.
There were no material changes to the information on market risk disclosure from our IPO Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Exchange Act"), as of the end of the period covered by this Quarterly Report.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, intellectual property, data privacy and cybersecurity, contract and employment, personal injury, product liability and warranty. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the IPO Prospectus under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since those set forth in the IPO Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

Options and Common Stock Issuances
During the third quarter of 2021, pursuant to our 2017 Stock Option Plan, we granted zero options to purchase shares of our former Class C common stock to employees and directors. Options to purchase an aggregate of 986.52 shares of our former Class C common stock have been forfeited and canceled without being exercised and returned to the option pool.
During the third quarter of 2021, an aggregate of 760.22 shares of our former Class C common stock were issued to employees, directors, and non-employees as a result of exercises of options, at a price of $100 per share, for aggregate proceeds of approximately $0.1 million.

IPO Related Transactions
On September 17, 2021, in connection with the IPO and prior to the Offering Reorganization Transactions, an aggregate of 19,881 shares of our former Class C common stock were issued to employees as a result of exercises of options, at a price ranging from $100 to $225 per share, for aggregate proceeds of approximately $2.1 million. All shares were subsequently sold to the public at $21.00 per share after adjusting for the Stock Split. Additionally, an aggregate of 4,976.96 shares were issued as a result of cashless exercises of options, at a price ranging from $100 - $108 per share of which 4,440.57 options were withheld and cancelled to satisfy the exercise price and applicable withholding taxes. Additionally, there were 6,701,133 RSUs granted as part of the SARs to RSU conversion as discussed in the notes accompanying our condensed consolidated financial statements included herein.
In September 2021, upon the closing of the Company's IPO, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 1,365,058 shares of common stock. Additionally, all classes of shares of the Company's common stock then outstanding were converted into 5,259,163 shares of common stock on a one-to-one basis. Shares presented above have not been adjusted for the Stock Split.

Use of Proceeds
On September 16, 2021, we closed the IPO pursuant to which an aggregate of 42,368,421 shares were sold, which includes the issuance and sale of 16,429,964 shares of the Company’s common stock, the sale by selling stockholders of 20,412,142 shares of the Company’s common stock, and the full exercise of the underwriters’ option to purchase 5,526,315 additional shares of common stock from certain of the selling stockholders, at a price to the public of $21.00 per share.
The Company received gross proceeds of $345.0 million and net proceeds of $314.7 million, net of the underwriting discounts and commissions and other offering expenses of approximately $30.3 million. The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-258985), which was declared effective by the SEC on September 14, 2021. The Company’s common stock began trading on the Nasdaq Global Select Market on September 15, 2021.
The lead underwriters in the offering were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. None of the underwriting discounts and commissions or estimated offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. The offering commenced on September 14, 2021 and did not terminate until the sale of all of the shares offered.
Subsequent to the quarter ended September 30, 2021, we used the net proceeds of the offering to repay $100.0 million on outstanding amounts owed on the term loan disclosed in Note 12, Credit Agreements. There has been no material change in our planned use of the net proceeds from the IPO as described in the IPO Prospectus.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
10.1+	Thoughtworks Holding, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 on the Registration Statement on Form S-8 filed with the SEC on September 21, 2021)
10.2+	Thoughtworks Holding, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 on the Registration Statement on Form S-8 filed with the SEC on September 21, 2021)
10.3+	Form of Thoughtworks U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.3 on the Registration Statement on Form S-8 filed with the SEC on September 21, 2021)
10.4+
Turing Holding Corp. (n/k/a Thoughtworks Holding, Inc.) 2017 Stock Option Plan (incorporated by reference to Exhibit 10.4 on the Registration Statement on Form S-8 filed with the SEC on September 21, 2021)

10.5+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 on the Registration Statement on Form S-8 filed with the SEC on September 21, 2021)
10.6+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 on the Registration Statement on Form S-8 filed with the SEC on September 21, 2021)
10.7+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 on the Registration Statement on Form S-1 filed with the SEC on August 25, 2021)
10.8+	Form of Thoughtworks Holding, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.11 on the Registration Statement on Form S-1 filed with the SEC on August 25, 2021)
10.9+
Letter Agreement, dated as of August 10, 2021, by and between Thoughtworks, Inc. and Christopher Murphy (incorporated by reference to Exhibit 10.10 on the Registration Statement on Form S-1 filed with the SEC on August 25, 2021)

10.10*	Director Nomination Agreement, dated as of September 17, 2021, by and among the Company and the other signatories party thereto.
10.11+*	Form of Restricted Stock Unit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)