Form 10-K
period 2021-12-31
Thoughtworks Holding, Inc.
filed 2022-03-08
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ____ to ____
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
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore is unable to calculate the aggregate market value of its common stock held by non-affiliates as of such date.
As of March 4, 2022, there were approximately 305,132,181 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 will be filed (and is hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This annual report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” "strive," “will,” “would” or similar expressions and the negatives of those terms, but the absence of these words does not mean that the statement is not forward-looking. The forward-looking statements are contained principally in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements may include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, competitive position, our industry and regulatory environment, potential growth opportunities and the effects of competition.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect.
Risk Factor Summary
Important risk factors that could cause actual results to differ materially from our expectations include:
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
•increases in wages, equity compensation and other compensation expenses could prevent us from sustaining our competitive advantage and increase our costs;
•our business and operations may be harmed if we cannot positively evolve and preserve our Thoughtworks culture;
•if we fail to manage our acquisition strategy, our culture and growth plans could be materially adversely affected;
•our global business exposes us to operational, geopolitical, regulatory, legal and economic risks;
•our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates;
•our effective tax rate could be materially adversely affected by several factors;
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
•we face risks associated with having a long selling and implementation cycle for our services;
•our cash flows and results of operations may be adversely affected if we are unable to collect on billed and unbilled receivables from clients;
•our profitability could suffer if we cannot accurately price our solutions and services, maintain favorable pricing for our solutions and services, are unable to collect on receivables from clients or fail to meet our contractual and other obligations to clients;

•if we cause disruptions to our clients’ businesses, provide inadequate service, or breach contractual obligations, our clients may have claims against us, which our insurance may not adequately protect against, and our reputation may be damaged;
•we face risks associated with security breaches as well as privacy and data protection regulations, and we may incur significant liabilities if we fail to manage those risks;
•a significant failure in our systems, telecommunications or IT infrastructure could harm our service model, which could result in a reduction of our revenues and otherwise disrupt our business;
•changes in privacy and data protection regulations could expose us to risks of noncompliance and costs associated with compliance;
•we are subject to laws and regulations in the U.S. and other countries in which we operate, compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures;
•we may become subject to disputes or legal or other proceedings that could involve significant expenditures by us, which could have a material adverse effect on us, including our financial results;
•our existing indebtedness could adversely affect our business and growth prospect;
•we may face intellectual property infringement or misappropriation claims that could be costly to defend or if we do not protect our brand through our intellectual property rights, our business may be harmed;
•we may not be able to prevent unauthorized use of our client's intellectual property and our business and competitive position may be damaged as a result;
•our stock price may be volatile, and the value of our common stock may decline;
•our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders;
•if securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline;
•we do not intend to pay dividends for the foreseeable future and, as a result, the ability of the holders of our common stock to achieve a return on their investment will depend on appreciation in the price of our common stock;
•investment funds (the "Apax Funds") advised by Apax Partners L.L.P. ("Apax Partners") control us, and such control may give rise to actual or perceived conflicts of interests;
•our status as a “controlled company” will grant us exemptions from certain corporate governance requirements, and our status as an “emerging growth company” will allow us to comply with reduced public company reporting requirements;
•we will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices;
•we may fail to comply with the rules that apply to public companies, which could result in sanctions or other penalties;
•provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders;
•provisions of our certificate of incorporation could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us; and
•a significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of common stock to drop.
For more information, see “Item 1A. Risk Factors.”
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
Item 1. Business
Overview
Thoughtworks Holding, Inc. ("Thoughtworks," the "Company," "we," "us," or "our") is a premium global technology consultancy that integrates strategy, design and software engineering to enable enterprises and technology disruptors across the globe to thrive as modern digital businesses. Thoughtworks exists to deliver extraordinary impact for clients, employees, partners and the communities we serve through our culture and technology excellence.
In the face of ongoing digital disruption, many companies lack the capabilities and talent necessary to keep pace with the accelerating rate of technological change. Thoughtworks has been a thought leader at the forefront of technology innovation for the past 28 years. We leverage our vast experience to improve our clients’ ability to flourish in the digital era.
We are a globally diversified business, with clients across all major verticals and geographies. Our global distributed agile delivery model operates where our clients are, with over 10,600 employees working across 17 countries on five continents, including North America, South America, Europe, Asia and Australia. Further, our unique, diverse and cultivating culture, with a reputation for technology excellence and thought leadership, enables us to attract and retain what we believe is the best talent in the industry. That is why our clients trust Thoughtworks as their premium digital transformation partner.
Global spending on the digital transformation of business practices, products and organizations is forecast by International Data Corporation ("IDC") to reach $2.8 trillion in 2025, more than double the amount spent in 2020.
Thoughtworks provides premium, end-to-end digital strategy, design and engineering services and we are well positioned to capitalize on this opportunity. We connect strategy to execution, using cross-functional teams to deliver value to our clients at scale. Our four global service lines provide specialized capabilities and thought leadership to drive digital transformation:
•Enterprise Modernization, Platforms & Cloud
•Customer Experience, Product & Design
•Data & Artificial Intelligence ("AI")
•Digital Transformation & Operations
Our unique service offerings, differentiated delivery, global talent and culture have enabled us to attract over 370 current clients, including global enterprises and technology disruptors. Our clients are highly diversified across industry verticals. We have relatively low client concentration, with only 27.3% of our revenues coming from our top 10 clients in 2021. Our deep client integration and senior executive relationships have enabled us to drive long-standing partnerships with our clients, as demonstrated by an average tenure of seven years across our top 10 clients by revenue in 2021. As a result, 86.5% of our revenues in 2021 were generated from recurring clients.
Since our inception, we have been pioneers in technologies that now underpin today's modern digital businesses, such as agile software development, continuous delivery, microservices, evolutionary architecture and data mesh. We have established ourselves as a thought leader and are continually advancing digital trends with our innovations. We believe our approach enables us to deliver the innovations that deliver value for our clients before new technologies reach mass adoption.
We utilize a distributed agile delivery model, leveraging a broad base of high-quality, poly-skilled global technology talent. Our professionals seamlessly work with clients both where they are located and nearshore/offshore. Our local presence enables us to develop deep client intimacy and assimilate market context and knowledge. Blending our local presence with our nearshore/offshore capabilities allows us to innovate rapidly at scale. Our differentiated delivery model enables us to generate an average annual revenue per employee of over $100,000 in each of 2019, 2020 and 2021 (based on the average number of employees for the relevant year). For more information regarding our average annual revenue per employee in historical periods, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Expanding our technical capabilities and client solutions."
Our differentiated approach is rooted in a unique culture that is championed by our executive leadership team, which has an average tenure of 17 years. Our reputation for technology excellence, thought leadership and advocacy for social change enables us to attract what we believe is the best talent in the industry. Allied to this, our cultivating culture enables us to develop and retain talent. In addition, Thoughtworks is widely recognized for leading the technology industry through our efforts on diversity and inclusion. For example, 60% of our executive officers are women. Thoughtworkers are incredibly engaged and loyal, as evidenced by our 2021 annual employee engagement survey, where our overall engagement increased to 8.7 which is in the top 25% for the technology sector. Our diversity and inclusion score increased to 8.9 which puts Thoughtworks in the top 5% in the sector. Our attrition rate of 15.1% in 2021 is lower than the industry average.
We believe the Thoughtworks value proposition is sustainable and difficult to replicate. The core elements form a virtuous cycle: clients trust us to deliver on their most complex and business-critical projects; those experiences allow us to explore cutting-edge technologies and expand our thought leadership; this enables us to continuously attract, develop and retain the very best global talent; which gives us the ability to meet and exceed our clients’ needs. Our position is at the forefront of successive waves of technological change — spotting important trends early.
Our approach has enabled us to consistently grow our revenues and profits. In 2021 our revenues surpassed the one billion mark at nearly $1.07 billion, representing 33% of year-over-year revenue growth. Net loss for the full year was $(23.6) million, compared to net income of $79.3 million in 2020. Adjusted EBITDA for the full year was $223.2 million representing year-over-year growth of 45.7%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures" for a definition of and a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, how we use Adjusted EBITDA and an explanation of why we consider this non-GAAP measure to be helpful for investors.
Key milestones for our business include:
•1993—Thoughtworks was founded.
•1999—Guo Xiao and Dr. Rebecca Parsons joined Thoughtworks.
•2000–2004—Opened offices in Australia, United Kingdom, India, Canada and China.
•2001—Manifesto for Agile Software Development published (co-authored by our Chief Scientist Martin Fowler).
•2004—Surpassed 500 Thoughtworkers; Selenium, the leading web application testing framework today, was developed based on work started at Thoughtworks.
•2005—Established Thoughtworks University.
•2009–2010—Opened offices in Brazil and Germany.
•2011—Published first edition of Thoughtworks Technology Radar, tracking new developments in technology across techniques, tools, platforms, languages, frameworks.
•2012–2014—Opened first offices in Singapore, Ecuador and Italy.
•2014—Surpassed $300 million in annual revenues and 3,000 Thoughtworkers. Published the seminal article Microservices and Building Microservices.
•2015—Collaborated with Save the Children in the fight against Ebola, developing an open-source and adaptable electronic medical record system for Sierra Leone.
•2016—Opened offices in Spain and Chile; Awarded winner of the AnitaB.org Institute’s Top Companies for Women Technologists, winning again in 2017 and 2018 and recognized as a leader in 2019 and 2020.
•2017—Surpassed $500 million in annual revenues; Apax Funds acquired Thoughtworks.
•2018—Thoughtworks surpassed 5,000 Thoughtworkers.
•2019—Surpassed $700 million in annual revenues. Published the Digital Transformation Game Plan: 34 Tenets for Masterfully Merging Technology and Business and How to Move Beyond a Monolithic Data Lake to a Distributed Data Mesh.

•2020—Named strong performer in digital product development by Forrester Research Inc.; committed to the Valuable 500, the global movement putting disability on the business leadership agenda; awarded IT Vendor of the Year by the UK IT Industry Awards.
•2021—Acquired Gemini and Fourkind; completed initial public offering (IPO) and began trading publicly on the NASDAQ.
Our Growth Strategies
We continue to differentiate ourselves as a leading global technology consultancy that drives digital innovation by leveraging the following key growth strategies:
•Deepen our relationships with existing clients. We have a successful track record of expanding our relationships with our existing clients. This is reflected in our total percentage of revenues from recurring clients, which represented 86.5% in 2021. In addition, in 2021, we had 26 clients generating between $5 million and $10 million in revenues and 30 clients generating over $10 million. In 2021 we reached a new milestone with one of those top 10 clients reaching $50 million in revenues. We will continue to focus on larger, higher value projects. We believe we have a substantial opportunity to cross-sell additional services to our existing clients.
•Establish new client relationships. We believe there are significant untapped opportunities to win new clients across current and adjacent industry verticals and geographies. To that end, we increased the total number of clients to 371 in 2021 from 320 in 2020. Adding new clients has also enabled us to maintain relatively low client concentration with only 16.8% and 27.3% of our revenues coming from our top five and 10 clients, respectively, in 2021.
•Develop new technical capabilities and client solutions. For 28 years, we have been at the forefront of innovation, pioneering numerous innovative trends. We have built a thought leadership engine that we believe is consistently pioneering technology-driven business change. We accomplish this by giving our teams, who work in close proximity to our clients, autonomy to experiment with new technologies while solving complex client problems. When they discover new innovations, we give them resources to develop and harvest them, then scale them through our global delivery model.
•Develop and grow our strategic partnerships. While we remain technologically agnostic and work with the appropriate technologies for our clients, we have expanded our relationships with hyperscale cloud providers, including Amazon, Google, Microsoft and Alibaba. This enables us to deepen our capabilities, target new clients and drive meaningful growth. We partner with other third-party product and service companies to expand our delivery capabilities as well as identify additional client opportunities.
•Pursue strategic, targeted acquisitions. Our historic growth has been predominantly organic and we expect this to continue. In 2021, we made two strategic acquisitions: (i) Gemini Solutions in Romania to increase our nearshore European presence and (ii) Fourkind in Finland and the Netherlands to enhance our advisory, digital transformation and AI consulting capabilities. Going forward, we believe there is further opportunity to augment our growth by selectively pursuing acquisitions that broaden our service offerings, add leading talent, expand our client base and addressable market and enhance the depth of our capabilities in all of our verticals and geographies.
•Focused-geographic expansion. Thoughtworks has throughout its history expanded into key new countries and will continue to do so, as and when opportunities to do so make strategic sense.
Thoughtworks' Differentiation
Thoughtworks was founded in Chicago in 1993 by a small team with a unified purpose. At that time, information technology functions were largely regarded as ineffective cost centers. As a digital native business, Thoughtworks aspired to change this through experimenting and learning to drive continuous improvement and the pursuit of excellence in the craft of software development.
Today, we believe our clients benefit from our differentiation, including our:
•Ability to digitally transform global enterprises at scale by applying strategic consulting and cutting edge technologies. Digital transformation requires alignment across the entire organization. Thoughtworks' unique and consistent global approach and end-to-end capabilities span strategy, design, software engineering and organizational transformation. We believe that is why we can enable clients to realize value swiftly, and why our clients rely on Thoughtworks to solve their most complex problems.
•Deep agile and technical expertise coupled with a history of thought leadership. Thoughtworks was an early visionary behind some of today’s leading technologies, as reflected by our range of publications, including approximately 100 software engineering and technology books Thoughtworkers have collectively authored. We have been delivering software and subsequently digital transformation, in an agile manner for over 20 years, long before it was a mainstream practice.
•Poly-skilled, transformational and global talent. We believe we deliver transformational change to our clients through our differentiated and diversified talent base of over 10,600 Thoughtworkers. To achieve that, we hire poly-skilled, high-aptitude Thoughtworkers who can learn new skills quickly. We see this as a competitive advantage in the talent market.
•Global and distributed agile delivery with a strong local presence. We use highly skilled, distributed teams to deliver custom software projects more effectively and to give our over 370 clients access to the diverse talent they need. Our global delivery ensures our ability to meet our clients’ global demands, while our local presence provides us with specialized knowledge of the local market and culture, enabling us to work side-by-side with our clients in their time zones and languages on innovative and effective solutions.
•Award-winning and cultivating culture. Since our founding, we have relentlessly focused on evolving our culture, creating a differentiated brand that Thoughtworkers are proud to be a part of. We believe our culture not only drives higher quality work but also enables us to efficiently recruit and retain Thoughtworkers to drive growth.
•Experienced management team with a long history of working together. Our management team has an average tenure of 17 years at Thoughtworks and the majority have been working together as a team for over a decade. Most of the team members have worked across multiple functions and geographies, giving the group a diverse and well-rounded experience-base on all facets of our business.
As a result of our competitive advantages, we have created a virtuous cycle that is difficult to replicate. We earn our clients’ trust to deliver on their most complex and business-critical projects. Our demonstrated track record of success encourages us to further develop cutting-edge technology solutions and expand our thought leadership. As a result, we continuously attract, develop and retain high caliber talent, enabling us to meet and exceed our clients’ needs. The reputation we have built as the go-to partner for digital transformation allows us to command premium bill rates.
Our Culture & People
Since inception, revolutionizing the technology industry has been a core part of Thoughtworks’ mission. We are driven by a desire to “create an extraordinary impact on the world through our culture and technology excellence.” Our people relentlessly pursue our values of integrity, excellence, global-first, cultivation, curiosity, autonomy, inclusivity and courage. We aim to be an awesome partner for clients and their ambitions.
Diversity & Inclusion
Thoughtworks proudly and actively seeks to make itself and the technology industry more reflective and inclusive of the society that we serve. We believe that our flat organizational structure means that every voice can be heard, as evidenced by our 2021 employee engagement survey: we scored 8.7 as an aggregated average across Thoughtworks.
Diversity and inclusion has been a core guiding principle since we were founded. Sixty percent of our executive officers are women and approximately 38.2% of our technologists are women.
Our Recognition
Our differentiated culture has been widely recognized by the industry, earning us numerous awards, including:
•Twelve Thoughtworks’ countries now have the Great Place to Work certification. We’re proud that we have achieved industry-leading Great Place to Work trust index scores, with a global average of 90%.

•In Q4 2021, our overall global Glassdoor rating is 4.5, higher than the Glassdoor rating for the IT services sector of 3.95.
Attracting Talent
Our employee brand is strong in the market and in 2021, we had 250,000 applications for roles. Our recruitment capability is a source of key differentiation, with 99.99% of all hires being recruited internally through our recruitment and recruitment marketing teams on a 30/30/30 model — with a goal of 30% referrals, 30% direct applicants and 30% sourced, with the help of channels like Access Thoughtworks, our online community for career development and job opportunities.
Thoughtworkers come from a variety of traditional and non-traditional technology backgrounds and include career changers and/or self-taught technologists, valuing transferable skills, adaptability and continuous learning. Our blended delivery approach gives us a clear advantage when it comes to attracting talent. Candidates have the opportunity to work on in-region service line projects, as well as in distributed agile teams — either as part of a nearshore or far-shore delivery team. We believe candidates are attracted by our career development opportunities. We continue to innovate in our recruitment and onboarding processes and tools.
Training Talent
As a pioneer of agile and extreme programming practices, in 2005 we set up Thoughtworks University, our immersive entry-level program for new hires. This provides guidance on career coaching and progression, ensuring our newest Thoughtworkers have the full toolset required for them to build long-term careers at Thoughtworks. As of December 2021, there have been approximately 3,600 graduates from Thoughtworks University since its inception, including 51% women and under-represented gender minorities in 2021.
Retaining Talent
Cultivation and empowerment is a core part of our culture; we call this "Empowering Thoughtworker Growth"—enabling Thoughtworkers to have a personalized, integrated journey of cultivation and growth. We developed tools, including "Pathways" for career planning and growth paths and "Summit" for self-assessment, expectation-setting and feedback, as well as offering Thoughtworkers extensive online training opportunities.
When we became a public company in September 2021, every Thoughtworker with us at that time became an equityholder. Going forward, we can offer equity as part of the total reward package to a broad set of our people. This approach aligns with our inclusive culture and proactive approach to employee retention.
Our Differentiated Service Offerings
We are passionate about creating exceptional customer experiences and helping clients achieve their unique business goals. As our clients continuously evolve and grow their modern digital business capabilities, they capitalize on our end-to-end services that combine strategy, innovative experience design and world-class software engineering. Our four global service lines influence thought leadership, capability development, community building and client work to reinforce our premium brand position.
Enterprise Modernization, Platforms & Cloud
Our Enterprise Modernization, Platforms & Cloud service line focuses on evolving clients’ platforms, processes and talent to deliver business value quickly and enables continuous innovation and development. Key offerings include: modernization strategy and execution; digital platform strategy and engineering organization transformation; cloud modernization; cloud-native application support and evolution; and platform assessment and remediation.
Customer Experience, Product & Design
Our Customer Experience, Product & Design service line brings together design and product thinking with software engineering excellence, integrating product and platform strategies to help our clients build quality, digital products and deliver differentiated customer experiences. This service line delivers: idea to market; customer experience strategy; product management transformation; product design and delivery.
Data & AI
Our Data & AI service line combines best-in-class data and software engineering practices, product thinking and data science expertise to help our clients extract value, insights and information from their data assets, connect data silos and create effective predictive analysis tools. This service line delivers: data strategy; intelligent products; data platforms and data mesh; continuous delivery for machine learning (CD4ML); and data governance.
Digital Transformation & Operations
Our Digital Transformation & Operations service line connects strategic understanding with software and platform expertise to deliver fast, effective organizational transformation, enabling clients to respond to ever-changing market expectations. This service line delivers: delivery transformation; digital fluency; organizational transformation; value-driven portfolio management; technology strategy; executive advisory services; and digital foundations training.
Our Global Distributed Agile Delivery Model
Thoughtworks is a global business, operating as a single organization, with consistent global capabilities, regardless of country. We have a broad geographical presence with proven capabilities in key regions. As of December 31, 2021, we have 8.6% of our employees in North America, 14.6% in Europe, 15.9% in Latin America ("LATAM") and 60.9% in Asia-Pacific ("APAC").
Our blended delivery model means we are able to partner with our clients in ways that suit them. By offering a combination of onshore and nearshore/offshore talent, we are able to deliver the services our clients need, while balancing costs and proximity considerations.
Our Clients
During 2021, we served over 370 clients ranging from large, global enterprises to technology disruptors, who utilized our services and talent to help them evolve the digital capabilities within their organizations. We have a diversified client base spanning a range of geographies and industry verticals. In 2021, our revenues as a percentage of total revenues were as follows across geographies: 37.1% North America; 33.5% APAC; 25.0% Europe; and 4.4% LATAM. In addition, in 2021, our revenues as a percentage of total revenues were as follows across industry verticals: 27.0% technology and business services; 25.7% energy, public and health services; 19.0% retail and consumer; 15.9% financial services and insurance; and 12.4% automotive, travel and transportation. Additionally, our top five and 10 clients in 2021 represented just 16.8% and 27.3%, respectively, of our revenues.
We have long-term and trusted relationships with our clients. In 2021, 86.5% of our revenues came from recurring clients and our 10 largest clients in 2021 have been clients with us for an average of seven years. We look to partner with clients who recognize the importance of technology as a central component of their business strategy. With that shared understanding, we engrain ourselves in their organizations and collaborate with them to translate that strategy into higher business value over the long term.

Technology & Business Services	Energy, Public & Health Services	Retail & Consumer	Financial Services & Insurance	Automotive, Travel & Transportation
Ambevtech Arkose Labs Authority Brands Chemonics EZ-Link Hipages MYOB Paypal REA Group Siemens Simon & Schuster Xero	Bayer MCG Health Telus U.K. Government Department of Works and Pensions (DWP) U.K. Government National Health Service (NHS) U.S. Department of Veteran's Affairs VAKT	84.51°, a wholly owned subsidiary of The Kroger Co Falabella Mackmyra Metro Natura Otto Sephora Sonic	Axis Bank Bank of Ayudhya (Krungsri) Credit Suisse InfoArmor Nimble Saxo Bank	AutoScout24 Daimler Finavia ImmoScout24 Jungheinrich Porsche SHARE NOW
Key Challenges Our Clients are Facing
As much as digital transformation is considered an imperative, companies face several key challenges in their digital transformation journeys, including the ability to:
•Keep up with the latest technological innovations. Often companies lack the ability to synthesize and prioritize the latest technology to drive value and to compete.
•Embrace digital to drive sustainable change across the enterprise. Often, companies are unable to align key functional stakeholders on competing priorities between business and technology.
•Deliver digital products and experiences rapidly and at scale. Many organizations struggle to adapt to the pace of change required to thrive in a digital marketplace.
•Adopt platform thinking. To benefit fully from digital platforms requires significant investments and, often, cultural changes.
•Recruit and retain high-quality talent. Competition for digital talent is fierce. Korn Ferry estimates that there will be approximately $450 billion worth of unrealized output by 2030 due to the massive shortage of skilled digital workers.
Sales & Marketing
Our sales and marketing strategy is focused on increasing revenues from existing clients, generating revenues from new clients and continuing to maintain our brand to appeal to current and prospective clients and employees.
Sales
Our sales strategy emphasizes a team-based approach involving client partners, account managers, delivery professionals, country heads and senior leaders. We have created a three-prong model for our demand teams. One group targets new client acquisition, a second looks after existing clients and the third builds on growing our partner business.
In 2021, we saw larger, longer term client deals and clients with ambitions to scale their digital transformations at a faster pace.
Excellence in Client Services Initiative
Our approach to client relationships is based on the understanding that technology and delivery are as important as sales. Each of our clients has a Client Leadership Team (“CLT”), whose mission is to drive success for the client’s business. The CLT consists of three senior leaders. They are supported by the Excellence in Client Services program, which enables the CLTs to execute strategic change with their clients through masterclasses, workshops and tools. This has been an effective model for us, allowing us to stay close to not only the client but also the work we deliver and how we deliver it.
Marketing
Our reputation as a leading digital transformation services provider helps us generate new business opportunities. In addition to the flagship Thoughtworks Technology Radar, we have a portfolio of high impact publications such as our annual Looking Glass report, as well as thought leadership events, such as XConf, a global event series focused on the latest thinking from Thoughtworks’ technology community.
The investment in our Digital Experience Platform — including the implementation of a new customer relationship management system and migration to a new content management system — has strengthened our ability to reach and influence our target business executive audience, support account growth with personalized account-based marketing and collate real-time insights to inform our go-to-market strategy.
Our focus on building our premium brand has resulted in Thoughtworks being ranked as a Brand Finance top 25 global IT services brand.
Environment and Social Impact
Environment
Thoughtworks is passionate about sustainability and the environment, and has a long-standing commitment to creating positive social change through our technology contributions. This includes in May 2021, co-founding the Green Software Foundation, along with Microsoft, GitHub, Accenture and the Linux Foundation, which seeks to build a trusted ecosystem for green software. In 2019, Thoughtworks committed to set near-term company-wide emission reductions in line with climate science with the Science Based Target Initiative ("SBTi").
Social Impact
Diversity and inclusion has been a guiding principle since we were founded as evidenced by our 2021 employee engagement survey: Our diversity and inclusion score increased to 8.9 which puts Thoughtworks in the top 5% in the sector. In 2021, 40.6% of Thoughtworkers were women and underrepresented gender minorities.
We work with communities around the world on over 70 initiatives, and strive to make significant contributions to the United Nations ("U.N.") Sustainable development goals ("SDGs"), particularly goals three (good health and well-being), five (gender equality), nine (industry, innovation and infrastructure), 10 (reduced inequalities) and 13 (climate action). We believe that our social impact ethic is a key pillar of our culture and business and is considered a board-level priority. Thoughtworkers seek to undertake transformational social impact projects around the world. An example of this is the work we do in support of the Digital Public Goods Alliance, whose mission is to promote digital public goods to create a more equitable world. In 2021, we provided support to open source digital solutions that may play a role in advancing the SDGs in climate action, good health and well-being, and reduced inequalities.
Revolutionizing the Technology Industry
Alongside our commitment to diversity and inclusion in the technology industry, Thoughtworks has been at the forefront of revolutionizing the technology industry and thought leadership and authorship are part of our DNA.
Books
Thoughtworkers have published approximately 100 books on a wide variety of topics, cementing Thoughtworks’ industry-leading ideas around distributed agile, lean thinking, microservices and evolutionary architecture. Through nurturing talent and supporting would-be authors, Thoughtworks has established a reputation as an attractive place to work for top talent.

Thoughtworks Technology Radar and Thoughtworks Looking Glass
Published twice a year over the past 12 years and now in its 25th edition, Thoughtworks Technology Radar has become the go-to guide for software developers. It helps technologists keep up with the rapid innovation and the ever-evolving technology landscape. The publication received endorsements from Porsche, Redgate and REA Group.
Thoughtworks Looking Glass is our annual report into the day’s most important technology trends. It gives business executives advice on how advances in technology will impact their organization and how quickly they need to react.
Open Source
Thoughtworks has always been an ardent supporter of open source software. This support stems from a philosophical perspective on how the best software is created and from a practical perspective, in that many of the software tools and products we have developed have been created through the use of open source licenses; many Thoughtworkers are dedicated contributors to a wide variety of open source projects.
We believe that open source enables us to build superior solutions to those based on proprietary software in terms of cost, freedom, privacy, security, quality and community. Building open source software allows us to share new ways of working and learn from the wider community.
Our Industry
Modern, next-generation technologies have spawned a digital revolution, advancing the global economy towards a digital age driven by seamless connectivity, efficient cloud computing and advanced data analytics. This is redefining business models, disrupting the competitive landscape and increasing consumer expectations. To survive and enable growth, companies across all industries and geographies need to adapt to the accelerated pace of technological change by undergoing holistic and continuous digital transformations.
Key Technology Industry Trends Driving Digital Transformation
A number of key industry trends are driving spending for digital transformation:
•Realizing the potential of platforms. Platform building connected to clearly defined goals is a critical component for modern business.
•Rapid advancement of AI- and ML-based tools. AI and Machine Learning ("ML") tools are delivering productivity gains and better, faster decision making.
•Enhanced consumer experiences. The way we interact with the digital world is changing — opening up new possibilities for businesses.
•Accelerating towards sustainability. Environmental impact is a core concern for every business. Technology presents both challenges and opportunities to being sustainable.
•Growing impact of hostile tech. Data is increasingly valuable. This attracts attackers and heightens privacy concerns.
Our Market Opportunity
As companies struggle to keep pace with this accelerating rate of technological innovation, they need to rely on service providers to drive digital transformation, creating a massive market opportunity. According to IDC, global spending on the digital transformation of business practices, products and organizations is forecast to reach $2.8 trillion in 2025, more than double the amount spent in 2020.
Competition
We operate in a global, dynamic and rapidly evolving market and, as a result, face competition from a wide number of organizations and service providers, both global as well as local. These include software engineering specialists, large global consulting firms, strategic consulting firms, traditional IT services providers and our clients’ in-house development teams.
We believe that our thought leadership, excellence in modern software engineering capabilities, end-to-end solutions that we are able to deliver to our clients rapidly and at scale, differentiated global delivery model and unique culture with a focus on diversity and inclusion provide us with strong, sustained differentiation from our competition.
Limitations of Other Digital Service Providers
While the market for digital transformation services is large and growing rapidly with a range of quality providers, many face some key limitations, including:
•Inability to deliver new technological innovations ahead of mass adoption. Many service providers offer expertise around digital innovations only after such innovations reach mass adoption. As a result, they struggle to innovate and adopt newer technologies earlier to differentiate their clients’ digital products and experiences.
•Lack of expertise to provide early stage strategy for complex digital transformations. Many service providers are optimized to execute once a template for scaling is designed, but often lack early stage strategy expertise. If technology expertise is absent from strategic decision-making, then the resulting solution may be ineffective or undifferentiated.
•Employees focused on narrower specialties. Many service providers train their employees in narrower specialties, resulting in both siloed development and solutions. By taking this approach, employees often lack the full context needed to identify potential problems and opportunities, limiting the speed and depth of innovation.
•Limited onshore talent. Many service providers have a high concentration of employees offshore, but offer limited onshore talent. As a result, they may lack important local market context, client intimacy to drive innovation and the ability to influence culture, transfer knowledge and enable sustained organizational change.
•Concentration of talent in fewer offshore geographies. Many service providers rely on a limited number of international geographies to recruit their offshore talent. As a result, they may miss out on broader pools of high-quality talent to support demand and are unable to consistently provide talent in the client’s preferred location.
Intellectual Property
Our intellectual property rights are important to our business, particularly around our branding. We rely on a combination of copyright, trademark, patent and unfair competition laws, as well as intellectual property assignment and confidentiality agreements and other methods to protect our intellectual property rights. We require our employees, independent contractors, vendors and clients to enter into written confidentiality agreements upon the commencement of their relationships with us. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential.
We customarily enter into non-disclosure agreements with our clients with respect to the use of their software systems and platforms. Our clients usually own the intellectual property in the software or systems we develop for them. Furthermore, we usually grant a perpetual, worldwide, royalty-free, nonexclusive, transferable and non-revocable license to our clients to use our pre-existing intellectual property but only to the extent necessary to use the software or systems we developed for them.
We have invested and plan to continue to invest in research and development to enhance our domain knowledge and create complex, specialized solutions for our clients. We have registered (or applied for registration of) the trademark “Thoughtworks” in over fifteen jurisdictions, including the United States, the European Union and the United Kingdom, as of December 31, 2021. We have developed several tools, including consulting frameworks and software applications, that we use to deliver digital services to our clients. We have also secured patent protection for certain internal asset tracking and human machine interaction designs. In addition, to ensure we maintain the ability to engage with our clients, employees and the public, we have registered and maintained dozens of domain names.

We do not believe that any individual intellectual property right, other than our rights in our name and logo, is material to our business.
Government Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations. Several foreign and U.S. federal and state agencies regulate various aspects of our business. We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, like the California Consumer Privacy Act (CCPA), the California Privacy Rights Act ("CPRA") and the General Data Protection Regulation (GDPR), among others. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
Corporate & Website Information
Thoughtworks Holding, Inc. was incorporated in Delaware in 2017 to serve as the indirect holding company of Thoughtworks, Inc. and its direct and indirect subsidiaries. Our principal executive offices are located at 200 East Randolph Street, 25th Floor, Chicago, Illinois 60601. Our telephone number is (312) 373-1000. Our website address is www.thoughtworks.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other report or document we file with the SEC.
Available Information
The SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance with this law, will file periodic reports, proxy statements and other information with the SEC. These periodic reports, proxy statements and other information will be available at the website of the SEC referred to above. We also maintain a website at www.thoughtworks.com. You may access these materials free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, our Code of Conduct, Code of Ethics for Senior Financial Officers and charters for the committees of our Board of Directors (the "Board") are available on our website as well as other shareholder communications.
Item 1A. Risk Factors
Our business, financial condition, cash flows, and operating results can be affected by a number of factors, whether currently known or unknown, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. Before making a decision to invest in our common stock, you should carefully consider all of the risks and uncertainties.
Risks Related to COVID-19
Our results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created widespread economic disruption and uncertainty, including as it relates to our operations, our people’s ability to work and demand for our services and solutions. For example, the majority of the COVID-19 impact on our business was seen in the second quarter of 2020, following a slowdown in our new business pipeline along with one-time pauses and select cancellations in projects as certain clients were addressing the initial challenges of the pandemic. The initial impact of COVID in early 2020 negatively impacted our revenues, however, we returned to pre-COVID revenue growth by the fourth quarter of 2020 and continued to have positive revenue growth trends in 2021.

The extent to which the COVID-19 pandemic will further impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic, including the development of new and unique variants of COVID-19; governmental, business and individuals’ responses or planned responses to the pandemic, including availability, adoption, efficacy and administration rates of vaccines (or any potential vaccine mandates and societal response thereto); the impact of the pandemic on economic activity and any interventions or government relief or stimulus intended to mitigate decreased economic activity; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and social distancing; our ability to acquire new clients or deepen relationships with our existing clients due to budgetary constraints or changes in business strategy at our clients as a result of the COVID-19 pandemic; the ability of our clients to pay in a timely manner, if at all, for our services and solutions with or without discounts requested by our clients; bankruptcy or other insolvency procedures among our clients; and closures of our and our clients’ offices and facilities.
Certain clients, such as those in the hospitality and travel industries, have experienced broad disruptions in their businesses, which have disrupted, and continue to disrupt, the demand for our services and solutions. Among other things, we have experienced, and could continue to experience, reductions in work orders, delays or interruptions in the performance of contracts, losses of revenues and an increase in bad debt expense. However, certain clients have increased their work orders as those clients have accelerated or initiated digital transformation projects as a result of the COVID-19 pandemic. We cannot be certain that any increased levels of demands for our services will be sustained.
We have also experienced higher than normal employee absentee rates due to illness, family medical leave and bereavement leave. For example, we have seen more of our employees unable to work during a more localized surge of COVID-19 cases. Such a surge, if sufficiently widespread, could materially impact our operations. In addition, government policies, such as China’s Zero-COVID policy, may result in periodic lock-downs, border closures, supply chain disruptions and employee absenteeism, which could have an impact on our business directly or may affect our clients and their engagement with us. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
Further, travel and immigration restrictions may delay or prevent our people from accessing worksites. Even as employees return to our worksites, we may be prevented from conducting business activities at full capacity for an indefinite period of time. Moreover, there may be additional costs that we will have to incur in connection with further changes to, or a return to, normal operating conditions. Further, maintaining a hybrid remote/in-office workforce may exacerbate talent management issues and result in issues relating to the onboarding of new employees remotely, dilution of our culture, mismanagement of current employees by failing to identify high performers or misallocation of resources for projects, and may create increased risk of cyber incidents. Alternatively, we potentially risk losing some employees if we cannot offer hybrid or remote working arrangements. We may experience additional absenteeism in the future as travel restrictions are reduced and employees feel more comfortable traveling. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section of this Annual Report.
Risks Related to Our People and Growth
We may be unable to implement our growth strategy.
We have grown rapidly and significantly expanded our business over the past several years. Our growth has resulted in part from developing innovative solutions at the forefront of emerging technologies for our clients. However, this requires that we invest substantial amounts of cash in human capital and the infrastructure to support our growth, including training, administration and facilities. Our growth strategy places significant demands on our management and our administrative, operational and financial infrastructure, and our growth strategy creates challenges, including:
•recruiting, training and retaining sufficiently skilled professionals and management personnel;
•planning our staffing needs on a consistent basis and efficiently using on-site and off-site staffing;
•maintaining close and effective relationships with a larger number of clients in a greater number of industries and locations;

•controlling costs and minimizing cost overruns and project delays in delivery center and infrastructure expansion;
•effectively maintaining productivity levels and implementing process improvements across geographies and business units; and
•improving our internal administrative, operational and financial infrastructure.
We intend to continue our expansion and pursue available opportunities for the foreseeable future. As we introduce new services, enter into new markets, integrate corporate acquisitions, and take on increasingly innovative projects, often implementing or introducing new technologies to our clients, our business may face new risks and challenges. If our clients do not choose us for innovative projects or we do not effectively manage those projects, our reputation, business and financial goals may be damaged. We need to generate business and revenues to support new investments and infrastructure projects. The challenges associated with expansion could negatively impact our anticipated growth and margins. As a result, our business, prospects, financial condition and results of operations could be materially adversely affected.
Our ability to generate and retain business depends on our reputation in the marketplace.
Our services are marketed to clients and prospective clients based on a number of factors, including reputation. Our corporate reputation is a significant factor in our potential clients’ evaluation of whether to engage our services. Our clients’ perception of our ability to add value through our services is critical to the profitability of our engagements. We believe that the Thoughtworks brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and contribute to our efforts to recruit and retain talented employees.
Our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. We and our officers and directors are and may from time to time be subject to legal proceedings in the ordinary course of business or otherwise, which could adversely affect our reputation even if we or they ultimately prevail. There is a risk that negative information about us, even if untrue, could adversely affect our business, could cause damage to our reputation and be challenging to repair, could make potential or existing clients reluctant to select us for new engagements, could lead to a loss of revenue or litigation, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Thoughtworks brand name and could reduce investor confidence in us.
We must successfully attract, hire, train and retain qualified professionals to service our clients’ projects and we must productively deploy our professionals to remain profitable.
Identifying, recruiting, hiring and retaining professionals with specialized and diverse skill sets across our broad geography of operations and consistent with our evolving client delivery model is critical to maintaining existing engagements and obtaining new business. If we are unable to recruit skilled professionals and if we do not deploy those professionals productively, our profitability will be significantly impacted. We must manage our professionals well and by planning and training for future needs effectively and staffing projects appropriately while accurately predicting the general economy and our clients’ need for our services. Increased hiring by technology companies, and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of skilled professionals in the locations where we operate and hire. If we are unable to attract, hire, train and retain highly skilled professionals and productively deploy them on client projects, we will jeopardize our ability to meet our clients’ expectations and develop ongoing and future business, which could adversely affect our financial condition and results of operations.
Competition for highly skilled professionals is intense in the markets where we operate, and we may experience significant employee turnover rates due to such competition. If we are unable to retain professionals with specialized skills, our revenues, operating efficiency and profitability will decrease. Cost reductions, such as reducing headcount, or voluntary departures that result from our failure to retain the professionals we hire, could negatively affect our reputation as an employer and our ability to hire skilled professionals to meet our business requirements in the future. Inability to attract or retain professionals with specialized skill sets may disrupt our ability to provide certain client services and impact our reputation for innovation on our industry. Increased compensation to retain skilled professionals could lead to lower margins or to price increases that may in turn lead to a decline in demand for our services.

Any significant growth in the market for our services or solutions or our entry into new markets may require an expansion of our employee base for managerial, operational, financial and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees.
Increases in wages, equity compensation and other compensation expenses could prevent us from sustaining our competitive advantage and increase our costs.
In all countries in which we operate, wage inflation, whether driven by competition for talent, macroeconomic pressures, or ordinary course pay increases, may also increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices when justified by market demand. If we do not keep up with wage inflation in the markets in which we operate, we could reduce our ability to attract and retain talent. As a corollary, if we increase operations and hiring to a significant degree in developed countries above the hiring rate in emerging countries, our compensation expenses may increase at a faster rate because of the higher wages for technology professionals in those developed markets. In addition, if we are unable to maintain our premium pricing model, we may see reduced profitability or be unable to pay wages consistent with market practices, which may result in higher attrition.
If we cannot positively evolve our Thoughtworks culture as we grow, we could lose the innovation, teamwork, passion and execution that we believe contribute to our success, and our business may be harmed.
We believe a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team and developing our leaders. Our culture has evolved over time, including in ways that may be unforeseeable or unfavorable to us. As we develop the infrastructure of a public company, our operations may need to change to support that infrastructure. In particular, we are committed to a business culture that promotes intentional sharing of business information and decision-making processes so that our team members are engaged and invested in our mission and operational success. Due to certain operational changes needed to become a public company, we may find it difficult to maintain important aspects of our corporate culture. Further, we may have difficulties maintaining our culture in an environment where employees are working remotely.
If we fail to integrate or manage acquired companies successfully, or if acquisitions do not perform to our expectations, our overall profitability, our culture and growth plans could be materially adversely affected.
As part of our growth strategy, we expect to acquire businesses that we believe are a strategic fit with ours, both culturally and operationally, to augment our organic growth or to keep us at the forefront of emerging technologies. However, we may not be able to find acquisition targets that meet our criteria, and there may be intense competition for acquisition targets that are attractive to us. In addition, we do not have extensive experience integrating and managing acquired businesses or assets. Such acquired businesses or assets may not advance our business strategy or achieve a satisfactory return on our investment; we may not be able to successfully integrate acquired employees into our culture, client relationships or operations; and acquisitions divert significant management attention and financial resources from our ongoing business. Historical practices, policies and controls of acquired companies may present reputation and business risks to us. Furthermore, contracts between our acquisition targets and their clients may lack terms and conditions that adequately protect us against the risks associated with the services we provide, which may increase our potential exposure to damages. If not effectively managed, the disruption of our ongoing business, increases in our expenses (including significant one-time expenses and write-offs) and the difficulty and complexity of effectively integrating acquired operations may adversely affect our overall growth and profitability.
Risks Related to Our Global Operations
Our global business exposes us to operational, geopolitical, regulatory, legal and economic risks.
Our operations and our clients are located throughout the world, and a significant part of our revenue comes from international sales. The global nature of our business creates operational and economic risks. Our results of operations may be affected by global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political, trade and military disputes. War, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, pandemics and other regional or global health crises, storm or disease may cause difficulties in staffing and managing foreign operations, cause clients to delay their decisions on spending for the services we provide, give rise to sudden significant changes in regional and global economic conditions and cycles and may create unanticipated challenges for our growth strategy. Further escalation or expansion of the war between Russia and Ukraine could impact our European business operations including disrupting our client service delivery and negatively impacting the demand for our services. Emerging nationalist trends in specific countries may significantly alter the trade environment. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, or other developments that make it more difficult to sell our services and solutions internationally. Travel restrictions resulting from natural or man-made disruptions and political or social conflict increase the difficulty of obtaining and retaining highly-skilled and qualified professionals and could unexpectedly increase our labor costs and expenses, both of which could also adversely affect our ability to serve our clients.
Operational, geopolitical and economic events may pose significant security risks to our employees, the facilities where they work, our operations, electricity and other utilities, communications, travel and network services, and the disruption of any or all of them could materially adversely affect our financial results. Our crisis management procedures, business continuity plans and disaster recovery capabilities may not be effective at preventing or mitigating the effects of a disaster.
Certain legal systems or policy decisions may make it more difficult to obtain, maintain, protect and enforce intellectual property, contractual or corporate rights. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our services and solutions or increase our operating costs.
We have significant operations in China. While we believe that our unique position in the Chinese market presents long-term opportunities, doing business in China has increased risks given the uncertainties around domestic legislation, foreign policy, trade policy and international relations. Our reliance on our employees in China to help deliver our services to clients world-wide presents the risk that clients may refuse to accept, or may be prohibited from accepting, services originating from China. Furthermore, we face the risk that our business operations in China will be impacted by government regulations and/or foreign sanctions. Escalation of current geopolitical tensions may implicate China and could increase the risk of government regulations and/or foreign sanctions. In addition, our information technology systems may be at risk of being blocked from our world-wide operations. Ongoing human rights concerns in China may result in boycotts of our services or client requests not to use Chinese operations to support their projects.
Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates.
Our functional currency is the U.S. dollar. However, we are exposed to foreign currency exchange transactions related to our non-U.S. operations. Our profit margins are subject to volatility as a result of changes in foreign exchange rates. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors could also materially impact our results. See “Item 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”
Our effective tax rate could be materially adversely affected by several factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by or allocated to the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in one or more jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. The determination of our income tax expense and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including, but not limited to, a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have a negative impact on our results of operations, business and profitability. In addition, any significant changes to the Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate.
Risks Related to Our Industry
If we are unable to adapt to rapidly changing technologies, methodologies and evolving industry standards, we may lose clients and our business could be materially adversely affected.
Rapidly changing technologies, methodologies and evolving industry standards are inherent in the market for our services and solutions. Our ability to anticipate developments in our industry, enhance our existing services, develop and introduce new services or tools, provide enhancements and new features for our solutions and tools, and keep pace with changes and developments are critical to meeting changing client needs. Our ability to keep pace with, anticipate or respond to changes and developments is subject to a number of risks, including that:
•we may not be able to develop new, or update existing, services, applications, tools and software quickly or inexpensively enough to meet our clients’ needs;
•we may find it difficult or costly to make existing software and tools work effectively and securely over the internet or with new or changed operating systems;
•we may find that operating in a rapidly evolving industry, it is difficult to evaluate future prospective clients;
•we may find it challenging to develop new, or update existing, software, services and tools to keep pace with evolving industry standards, methodologies and regulatory developments in the industries where our clients operate at a pace and cost that is acceptable to our clients;
•we may find that the services, tools, technologies or methodologies we develop or implement may not be successful in the marketplace; and
•we may find it difficult to maintain high quality levels of performance with new technologies and methodologies.
Further, services, tools, technologies or methodologies that our competitors develop may render our services or tools non-competitive or obsolete. Our failure to enhance our existing services and tools and to develop and introduce new services and tools to promptly address the needs of our clients could have a material adverse effect on our business.
We face intense competition from a range of technology and software services providers, and an increase in competition or our inability to compete successfully could materially adversely affect our business.
The market for technology services and solutions is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards and we expect competition to intensify. Our success depends on creating software services and solutions that deeply connect our clients with consumers and employees. For example, if we are unable to anticipate technology developments, enhance our existing services or develop and introduce new services to keep pace with such changes and meet changing client needs, we may lose clients and our revenues and results of operations could suffer. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunities, are not effectively brought to market or are commoditized. Our competitors may be able to offer engineering, design and innovation services that are, or that are perceived to be, substantially similar or better than those we offer, or they may offer such services at a discounted rate. In addition, our competitors may have greater financial, technical and other resources and greater name recognition than we do. Certain competitors may also have, or over time will have, a stronger presence in certain geographic markets. We may also face competition from in-house development by our clients, academic and government institutions, and the open-source community who may offer similar solutions or an adequate substitute for our services and solutions. These factors may force us to compete on other fronts in addition to the quality of our services and to expend significant resources in order to remain competitive, which we may be unable to do.

Risks Related to Our Client Relationships
We are dependent on our existing client base and our ability to retain and expand our relationships with such clients.
Historically, a significant percentage of our revenues has come from our existing client base. For example, during the fiscal year ended December 31, 2021, 86.5% of our revenues came from recurring clients (as defined elsewhere in this Annual Report). However, the volume of work performed for a specific client is likely to vary from year to year, especially since we generally do not have long-term commitments from our clients and are often not our clients’ exclusive technology services provider. A client in one year may not provide the same level of revenue for us in any subsequent year. Further, one or more of our significant clients could be acquired, and there can be no assurance that the acquirer would choose to use our services in respect of such clients to the same degree as previously, if at all. In particular, some of our clients are owned by private equity firms and are therefore inherently more likely to be sold at some point in the future.
In addition, the services we provide to our clients, and the revenues and income from those services, may decline or vary as the type and quantity of services we provide changes over time. In addition, our reliance on any individual client for a significant portion of our revenues may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service.
Our business model depends on relationships our teams develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts, which could mean that we could incur costs for the services performed with no associated revenue. This could also direct future business to our competitors.
We generally do not have long-term commitments from our clients, our clients may terminate contracts before completion or choose not to renew contracts, and we are not guaranteed payment for services performed under contract. A loss of business, non-payment or a decrease in the scope of business from significant clients could materially affect our results of operations.
We are generally not our clients’ exclusive IT services provider and we generally do not have long-term commitments from clients to purchase our services. Our clients’ ability to terminate engagements with or without cause and our clients’ inability or unwillingness to pay for services we performed makes our future revenues and profitability uncertain. Although a substantial majority of our revenues are typically generated from clients who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. Therefore, we must seek to obtain new engagements when our current engagements end.
There are a number of factors relating to our clients that are outside of our control, which might lead them to terminate or decline to renew a contract or project with us, or be unable to pay us, including:
•financial difficulties;
•corporate restructuring, or mergers and acquisitions activity;
•our inability to complete our contractual commitments and bill and collect our contracted revenues;
•change in strategic or operational priorities or economic conditions, resulting in elimination of the project or a reduced level of technology-related spending;
•change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors;
•replacement of existing software with packaged software supported by licensors; and
•uncertainty and disruption to the global markets including due to public health pandemics, such as the ongoing COVID-19 pandemic.
Termination or non-renewal of a client contract could cause us to experience a higher-than-expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount.

Clients that delay payment, request modifications to their payment arrangements, or fail to meet their payment obligations to us could increase our cash collection time, cause us to incur bad debt expense, or cause us to incur expenses in collections actions. The loss of clients, a significant decrease in the volume of work our clients outsource to us or the price they are willing or able to pay us, if not replaced by new service engagements and revenue, could materially adversely affect our revenues and results of operations.
We face risks associated with having a long selling and implementation cycle for our services that require us to make significant resource commitments prior to realizing revenues for those services.
We have experienced, and may in the future experience, a long selling cycle for our services. Our sales cycle is defined as the elapsed time between the date of opening a qualified client opportunity and to the date the opportunity is closed with an agreement to provide services to the client, and is on average 71 days. Before potential clients commit to use our services, they require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to select another service provider or in-house resources to perform the services, the timing of our clients’ budget cycles, and client procurement and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it could negatively affect the timing of our revenues and our revenue growth. In certain cases, we may begin work and incur costs prior to executing a contract, which may cause fluctuations in recognizing revenues between periods or jeopardize our ability to collect payment from clients.
Implementing our services also involves a significant commitment of resources over an extended period of time from both our clients and us. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients despite devoting significant time and resources to them. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to our sales or services processes could have a material adverse effect on our business.
Our cash flows and results of operations may be adversely affected if we are unable to collect on billed and unbilled receivables from clients.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We maintain provisions against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. We may not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as a potential credit crisis in the global financial system, could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy. Such conditions could cause clients to delay payment, request modifications of their payment terms, or default on their payment obligations to us, all of which could increase our receivables balance. Timely collection of fees for client services also depends on our ability to complete our contractual commitments and subsequently bill for and collect our contractual service fees. If we are unable to meet our contractual obligations, we might experience delays in the collection of or be unable to collect our client balances, which would adversely affect our results of operations and could adversely affect our cash flows. In addition, if we experience an increase in the time required to bill and collect for our services, our cash flows could be adversely affected, which in turn could adversely affect our ability to make necessary investments and, therefore, our results of operations.
If our pricing structures are based on inaccurate expectations and assumptions regarding the cost of performing our work, or if we are not able to maintain favorable pricing for our services, then our contracts could be unprofitable.
We face a number of risks when pricing our contracts and setting terms with our clients. Our pricing is highly dependent on our internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and our people in multiple locations with different skill sets and competencies. If our pricing for a project includes dedicated professionals or facilities and the client were to slow or stop that project, we may not be able to reallocate resources to other clients. Our pricing and cost estimates for the work that we perform may include anticipated long-term cost savings that we expect to achieve and sustain over the life of the contract. Because of such inherent uncertainties, we may underprice our services, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts, such as defined performance goals, service levels and completion schedules. The risk of underpricing our services or underestimating the costs of performing the work is heightened in fixed-price contracts and other similar commercial contracting arrangements, which may become a larger portion of our revenues if our pricing structures change. If we fail to accurately estimate the resources, time or quality levels required to complete such engagements, or if the cost to us of employees, facilities, or technology unexpectedly increases, we could be exposed to cost overruns. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of the services, including those caused by factors outside our control, could make these contracts less profitable or unprofitable. In addition, our industry is sensitive to the economic environment and the industry tends to decline during general economic downturns.
Risks Related to Our Services and Solutions
If we cause disruptions to our clients’ businesses, provide inadequate service, or breach contractual obligations, our clients may have claims for substantial damages against us and our reputation may be damaged. Our insurance coverage may be inadequate to protect us against such claims.
If our professionals make errors in the course of delivering services or we fail to meet contractual obligations to a client, these errors or failures could disrupt the client’s business or expose confidential or personally identifiable information. Any of these events could result in a reduction in our revenues, damage to our reputation, and could also result in a client terminating our engagement and making claims for substantial damages against us. Some of our client agreements do not limit our potential liability for occurrences such as breaches of confidentiality and indemnification relating to intellectual property infringement, misappropriation or other violations, and we cannot generally limit liability to third parties with which we do not have a contractual relationship. In some cases, breaches of confidentiality obligations, including obligations to protect personally identifiable information, may entitle the aggrieved party to equitable remedies, including injunctive relief.
Although we maintain professional liability insurance, product liability insurance, commercial general and property insurance, business interruption insurance, workers’ compensation coverage, cyber insurance and umbrella insurance for certain of our operations, our insurance coverage does not insure against all risks in our operations or all claims we may receive. Damage claims from clients or third parties brought against us or claims that we initiate due to the disruption of our business, litigation or natural disasters, may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. The assertion of one or more large claims against us, whether or not successful and whether or not insured, could materially adversely affect our reputation, business, financial condition and results of operations.
Security breaches, cyber-attacks, employee and other internal misconduct, computer viruses, the mishandling of personal data and other disruptions to network security could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of business, we collect, use, store, process, transmit and view sensitive or confidential data, including intellectual property, proprietary business information or personally identifiable information belonging to us, our clients, respective employees and other end users. This information is stored on our networks or in the data centers and networks of third-party providers. Physical security and the secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Some of our clients have sought, and may continue to seek, additional assurances for the protection of their sensitive information, including personally identifiable information, and attach greater liability in the event that their sensitive information is disclosed.
Despite security measures, information technology and infrastructure may be vulnerable to attacks by hackers, computer malware, viruses, social engineering (including phishing and ransomware attacks), or breached due to software bugs, human error, employee theft, misuse, misconduct or malfeasance, system failure or other disruptions. Any such breach could compromise our networks, or the networks of our third-party providers, and the information stored there could be accessed, held for ransom, publicly disclosed, misappropriated, lost or stolen. Some of our systems will not be fully redundant and any problems at our third-party providers’ data centers could result in lengthy interruptions in service. Such a breach, misappropriation or disruption could also disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our tools and services, as well as require us to expend significant resources to protect against further breaches and to rectify problems caused by these events. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under applicable laws, and regulatory penalties and could adversely affect our business, revenues and competitive position.
The techniques utilized and planned by hackers, bad actors, and other unauthorized entrants are varied and constantly evolving and may not be detected until a breach has occurred. As a result, despite our efforts, it may be difficult or impossible for us to implement measures that fully prevent such attacks or react in a timely manner. Unauthorized parties may in the future attempt to gain access to our systems or facilities through various means, including, among others, hacking into our or our clients’ systems or facilities, or attempting to fraudulently induce our employees, clients or others into disclosing usernames, passwords, or other sensitive information, which may, in turn, be used to access our information technology systems and gain access to our data or other confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent. There can be no assurance that any security or other operational measures that we or our third-party providers have implemented will be effective against any of the foregoing threats or issues.
In addition, certain of our third-party providers may also be subject to such attempts, which then can be used to attempt to infiltrate our systems or to access our data or other confidential, proprietary, or sensitive information. Because we do not control our third-party service providers or the processing of data by such providers, other than through our contractual relationships, our ability to monitor our third-party providers’ data security may be very limited such that we cannot ensure the integrity or security of measures they take to protect and prevent the loss of our or our clients’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party providers may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our services and solutions.
Furthermore, federal and state regulators and many federal and state laws and regulations require notice of certain data security breaches that involve personal information, which, if applicable, could lead to widespread negative publicity, which may cause our clients to lose confidence in the effectiveness of our data security measures. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional measures designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents.
Our insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim.
If we are unable to fully protect the security and privacy of our data, or if we or our third-party service providers are unable to prevent any data security breach, incident, unauthorized access, and/or misuse of our information by our clients, employees, service providers, or hackers, it could result in significant liability (including litigation and regulatory actions and fines), cause lasting harm to our brand and reputation and cause us to lose existing clients and fail to win new clients.
A significant failure in our systems, telecommunications or IT infrastructure could harm our service model, which could result in a reduction of our revenues and otherwise disrupt our business.
Our service model relies on maintaining well-functioning voice and data communications, online resource management, financial and operational record management, client service and data processing systems between our client sites and our client management locations. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these technologies, which could be due to software malfunction, computer virus attacks, conversion errors due to system upgrades, damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, demands placed on internet infrastructure by growing numbers of users and time spent online, increased bandwidth requirements or other events beyond our control. Such events could result in interruptions in service to our clients, damage to our reputation, harm to our client relationships, and reduced revenues and profitability. Further, because we rely on third-party service providers, we may be affected by security incidents that we can neither control nor mitigate, including their vulnerability to damage or interruption from physical theft, fire, natural disasters, acts of terrorism, power loss, war, telecommunications and other service failures, computer viruses, degradation of service attacks, ransomware, insider theft or misuse, break-ins, software bugs, human error, technical malfunctions and similar events.
Our crisis management procedures, business continuity plans and disaster recovery capabilities may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. Loss of all or part of the infrastructure or systems for a period of time could hinder our performance or our ability to complete client projects on time which, in turn, could lead to a reduction of our revenues or otherwise materially adversely affect our business and business reputation.
Risks Related to Regulation, Legislation and Legal Proceedings
Changes in privacy and data protection regulations could expose us to risks of noncompliance and costs associated with compliance.
We are subject to federal, state and international data privacy and data security regimes due to our global business. For example, among others, we are subject to the European Union’s General Data Protection Regulation (the “GDPR”), California’s Consumer Privacy Act (the “CCPA”), China’s PRC Cybersecurity Law and Brazil’s General Protection Data Law. Each regulatory regime imposes significant restrictions and requirements relating to the processing of personal data. These and other national and international data protection laws are more burdensome than historical privacy standards. Each regime has established complex legal obligations that organizations must follow with respect to the processing of personal data, including a limitation on the transfer of personal information to third parties or to other countries, and the imposition of additional notification, security and other control measures. Compliance with such regimes, including U.S. and foreign data protection laws and regulations, could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate.
In the United States, numerous federal and state laws and regulations, including state data breach notification laws and state consumer protection laws, which govern the collection, use, disclosure and protection of personal information could apply to our operations. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to clients whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 2020 election. The CPRA, which will take effect in most material respects in January 2023, modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
Foreign data protection laws, including the GDPR, may also apply to other personal information obtained outside of the United States. The GDPR introduced new data protection requirements in the European Union (the “EU”), as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union.
Enforcement actions and decision notices taken by the European Union data protection authorities, in the case of GDPR, by individuals or the California regulatory authorities, in the case of the CCPA, or by other relevant supervisory bodies as well as audits or investigations by one or more individuals, organizations, or foreign government agencies could result in civil or criminal penalties and fines for non-compliance or direct claims against us in the event of any loss or damage as a result of a breach of these regulations. The burden of compliance with additional data protection requirements may result in significant additional costs, complexity and risk in our services. Clients may seek to shift the potential risks resulting from the implementation of data privacy legislation to us. We are required to establish processes and change certain operations in relation to the processing of personal data as a result of these many regulatory regimes, which may involve substantial expense and distraction from other aspects of our business. The rate of change in the privacy and data protection landscape compounds these risks. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to laws and regulations in the U.S. and other countries in which we operate, including export restrictions, economic sanctions, the Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control, or OFAC, and other international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are also subject to the FCPA and anti-bribery and anti-corruption laws in other countries, all of which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
Our compliance program contains controls and procedures designed to ensure our compliance with the FCPA, OFAC and other sanctions, and laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program may be time consuming, expensive, and could result in the discovery of compliance issues or violations by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.
Any violations of these or other laws, regulations and procedures by our employees or agents, including third parties with whom we associate or companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our common stock and may require certain of our investors to disclose their investment in us under certain state laws.
We may become subject to disputes or legal or other proceedings that could involve significant expenditures by us, which could have a material adverse effect on us, including our financial results.
The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to product liability, tax matters, personal injury, labor and employment matters, contract disputes, intellectual property, data privacy and data security, and other issues. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business or impacting our market reputation with our clients. If these disputes develop into proceedings or judgments, these proceedings or judgments, individually or collectively, could involve significant expenditures and any reserves relating thereto may ultimately prove to be inadequate.
Risks Related to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2021, we had $509.6 million outstanding under our Term Loan (as defined below) and $165.0 million of availability under our Revolver (as defined below). We expect our total debt service obligation for 2022 to be approximately $25.6 million (inclusive of interest). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities.” Our indebtedness, and any future indebtedness we may incur, could require us to divert funds identified for other purposes for debt service, which could adversely affect our business and growth prospects.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.
The Credit Agreement governing our Term Loan and Revolver contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including our ability to incur additional debt, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make voluntary prepayments to subordinated debt, pay dividends or distributions, make investments, and enter into certain transactions with affiliates. In addition, the restrictive covenants in the Credit Agreement require us to satisfy a financial condition test for the benefit of our Revolver in the event our Revolver usage exceeds 35% of our available Revolver (subject to certain exclusions for letters of credit). Our ability to satisfy those tests can be affected by events beyond our control.
A breach of the covenants or restrictions under the Credit Agreement could result in an event of default, which could permit our creditors to accelerate our debt and terminate commitments to extend credit to us. In addition, if we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds, which we may not be able to do on favorable terms, or at all.
In addition, the Credit Agreement currently uses LIBOR as a reference rate for the Term Loan and Revolver. It is expected that US banks will phase LIBOR out as a benchmark for loans by mid-2023. The Credit Agreement allows us to continue to use LIBOR until that time with the option to switch to Secured Overnight Financing Rates (SOFR) prior to the LIBOR phase out. While the Credit Agreement includes LIBOR replacement provisions, it is impossible to predict the effect of LIBOR being phased out on our interest expense or financial condition generally.
Risks Related to Our Intellectual Property
If we cannot protect our brand through our intellectual property rights, our business may be harmed.
We believe that developing and maintaining our brand is critical to achieving widespread acceptance of our services and solutions and is an important element in attracting new clients and retaining existing clients. We rely on our brand names, trademarks, trade names and service marks to distinguish our services and solutions from the services of our competitors. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, third parties may use brand names or trademarks similar to ours in a manner that may cause confusion or dilute our brand or trademarks, which could decrease the value of our brand. From time to time, third parties may challenge our use of our trademarks. If we do enforce our trademarks and our other intellectual property rights through litigation, we may not be successful and the litigation may result in substantial costs and diversion of resources and management attention. In the event that our trademarks are successfully challenged, we could be forced to rebrand the affected services and solutions, which could result in loss of brand recognition and could have a material adverse impact on our business.
We may not be able to prevent unauthorized use of our or our clients’ intellectual property, and our business and competitive position may be damaged as a result.
We rely on a combination of copyright, trademark, patent and unfair competition laws, as well as intellectual property assignment and confidentiality agreements and other methods to protect our intellectual property rights. Protection of intellectual property rights and confidentiality in some countries, including China, India and Brazil, in which we operate may not be as effective as in other countries with more developed intellectual property protections.
We require our employees and independent contractors to assign to us all intellectual property and work product they create in connection with their employment or engagement. These assignment agreements also obligate our people to keep proprietary information confidential. While it is our policy to require our employees and independent contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. If these agreements are not enforceable in any of the jurisdictions in which we operate, we cannot ensure that we will own the intellectual property they create or that our clients’ proprietary information will not be disclosed. Reverse engineering, unauthorized copying or other misappropriation of our clients’ proprietary technologies, tools and applications could enable unauthorized parties to benefit from our clients’ technologies, tools and applications without payment and may make us liable to our clients for damages and compensation, which could harm our business and competitive position.
We may face intellectual property infringement, misappropriations or other violation claims that could be time-consuming and costly to defend. If we fail to defend ourselves against such claims, we may lose significant intellectual property rights, our reputation may be damaged, we may lose clients and our business could be materially adversely affected.
Our success largely depends on our ability to use and develop our technology, tools, code, methodologies, solutions and services for our clients without infringing, misappropriating or otherwise violating third parties’ intellectual property rights, including patents, copyrights, trade secrets and trademarks. We may be unaware of intellectual property rights relating to our solutions or services that could give rise to potential infringement, misappropriation or violation claims against us or our clients. If those intellectual property rights are potentially relevant to our service offerings, we may need to license those rights in order to continue to use the applicable technology, but the holders of those intellectual property rights may be unwilling to license those rights to us on commercially acceptable terms, if at all.
We typically indemnify clients who purchase our services and solutions against potential infringement of third-party intellectual property rights, which subjects us to the risk and cost of defending the underlying infringement claims. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims, and our indemnification obligations are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. Intellectual property litigation could also divert our management’s attention from our business and existing or potential clients could defer or limit their purchase or use of our software product development services or solutions until we resolve such litigation. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing tools, services or solutions to that client, or obtain a license for the intellectual property that such services or solutions allegedly infringe. If we cannot obtain all necessary licenses on commercially reasonable terms, the affected client may be forced to stop using our services or solutions.
Any of these actions, regardless of the outcome of litigation or merits of the claim, could damage our reputation and materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including without limitation:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in our projected operating and financial results;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•significant data breaches, disruptions to, or other incidents involving our services;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, including as a result of our contractual and other Company-imposed equity plan lock-up releases, beginning in March 2022 or the perception that such sales may occur;

•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general macroeconomic, geopolitical and market conditions beyond our control.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, interest rate changes, or international currency fluctuations, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities analysts or industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline.
We do not intend to pay dividends for the foreseeable future and, as a result, the ability of the holders of our common stock to achieve a return on their investment will depend on appreciation in the price of our common stock.
We do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, holders of our common stock may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
The Apax Funds control us, and their interests may conflict with ours or yours in the future.
The Apax Funds indirectly beneficially own approximately 64.8% as of March 4, 2022, of our common stock. As a result, the Apax Funds are able to control the election and removal of directors on the Board and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws, and other significant corporate transactions for so long as the Apax Funds and their affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. Even when the Apax Funds cease to own shares of our stock representing a majority of the total voting power, for so long as the Apax Funds continue to own a significant portion of our stock, the Apax Funds will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Apax Funds will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Apax Funds continue to beneficially own a significant percentage of our stock, the Apax Funds could cause or prevent a change of control of the Company or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
On September 17, 2021, we entered into a director nomination agreement (the "Director Nomination Agreement") with the Apax Funds through their control of Turing EquityCo. II L.P. that provides the Apax Funds the right, but not the obligation, to nominate a number of individuals designated for election as our Board at any meeting of our stockholders (the “Apax Directors”), such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board or a duly-authorized committee of the board, as a director of our company, the number of Apax Directors serving as directors of our company will be equal to: (i) if the Apax Funds and their affiliates together continue to beneficially own at least 50% of the total voting power of the outstanding shares of our common stock, the lowest whole number that is greater than 50% of the total number of directors comprising our Board; (ii) if the Apax Funds and their affiliates together continue to beneficially own at least 40% (but less than 50%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 40% of the total number of directors comprising our Board; (iii) if the Apax Funds and their affiliates together continue to beneficially own at least 30% (but less than 40%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 30% of the total number of directors comprising our Board; (iv) if the Apax Funds and their affiliates together continue to beneficially own at least 20% (but less than 30%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 20% of the total number of directors comprising our Board; and (v) if the Apax Funds and their affiliates together continue to beneficially own at least 10% (but less than 20%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 10% of the total number of directors comprising our Board. The Apax Funds may also assign such rights to their affiliates. The Director Nomination Agreement also provides for certain consent rights for the Apax Funds so long as they own at least 50% of the total voting power of the outstanding shares of our common stock. Additionally, the Director Nomination Agreement also prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Apax Funds for so long as the Apax Funds hold at least 40% of the total voting power of the outstanding shares of our common stock.
Apax Partners, the Apax Funds and their affiliates engage in a broad spectrum of activities, including investments in the software industry and technology industry generally. In the ordinary course of their business activities, Apax Partners, the Apax Funds and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or clients of ours. Our certificate of incorporation provides that none of Apax Partners, the Apax Funds, any of their affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Apax Partners and the Apax Funds also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Apax Partners and the Apax Funds may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.
The Apax Funds continue to indirectly control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board consist of independent directors;
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
In the future, we may not have a majority of independent directors on our Board, our Compensation and Talent Committee and our Nominating and Governance Committee may not consist entirely of independent directors, and our Compensation and Talent and Nominating and Governance Committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of other companies listed on Nasdaq.
We are an “emerging growth company” and we expect to elect to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, We could be an emerging growth company for up to five years after the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which fifth anniversary will occur in 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues equal to or greater than $1.07 billion, or we issue more than $1.0 billion of non-convertible debt securities in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation in this annual report and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.
As a public company, and particularly after we are no longer an "emerging growth company", we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act, the Exchange Act, or the regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These costs are difficult to predict or estimate.
Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. There is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
In addition to the Apax Funds’ beneficial ownership of 64.8% as of March 4, 2022, of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
•these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend or other rights or preferences superior to the rights of shareholders;
•these provisions provide for a classified Board with staggered three-year terms;
•these provisions provide that, at any time when the Apax Funds beneficially own, in the aggregate, less than 50% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•these provisions prohibit shareholder action by written consent from and after the date on which the Apax Funds beneficially own, in the aggregate, less than 50% in voting power of our stock entitled to vote generally in the election of directors;
•these provisions provide that, for as long as the Apax Funds beneficially own, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our stock and at any time when the Apax Funds beneficially own, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings.
Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL and will prevent us from engaging in a business combination with a person (excluding the Apax Funds and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.
These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that, for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such a provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our shareholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect that any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 305,132,181 shares of common stock outstanding based on the number of shares outstanding as of December 31, 2021. Approximately 87% of our outstanding shares (the "Lock-Up Shares") are subject to a 180-day lock-up period provided under lock-up agreements executed in connection with our initial public offering ("IPO") and restricted from immediate resale under the federal securities laws. This lock up period will end on March 14, 2022. In addition, we have agreed with the underwriters to (i) prohibit the transfer of all outstanding shares of common stock, options to acquire common stock and any similar securities held by our employees who are not subject to lock-up agreements, subject to certain exceptions, and (ii) not to modify or waive that restriction, in each for the same 180-day period. All of the Lock-Up Shares (including shares issuable upon the exercise of options) will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by on behalf of the underwriters, in each case, subject to the additional lock-up restrictions imposed under our 2017 Stock Option Plan, if applicable to such securities. If registered, the Lock-Up Shares can be freely sold in the public market upon issuance, subject to the lock-up agreements and the additional lock-up restrictions imposed under our 2017 Stock Option Plan, if applicable to such shares. As restrictions on resale end, the market price of our stock could decline if the holders of currently-restricted Lock-Up Shares sell them or are perceived by the market as intending to sell them.
In addition, pursuant to a Registration Rights Agreement, certain holders of shares of our common stock, including the Apax Funds, have the right, in certain circumstances, to require us to register shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are leased and located at 200 E. Randolph Street, in Chicago, Illinois. We also lease additional office space domestically in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Denver, Colorado; New York, New York; and San Francisco, California. In addition, we lease office space in various international locations, including offices in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, India, Italy, Netherlands, Romania, Singapore, Spain, Thailand and the United Kingdom.
We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock began trading on the Nasdaq Global Select Market under the symbol “TWKS” on September 15, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of March 4, 2022, there were 66 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including as a result of the restrictions in our credit agreement. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness and requirements under Delaware law, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.
Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we received from our subsidiaries.
Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
See “Risk Factors—Risks Related to Our Common Stock—We do not intend to pay dividends for the foreseeable future and, as a result, the ability of the holders of our common stock to achieve a return on their investment will depend on appreciation in the price of our common stock.”
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.
Stock Performance Graph
The performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph and related information shows a comparison of the change in the cumulative total return for our common stock, the Nasdaq Composite Index and the S&P 500 Information Technology Index, between September 15, 2021 (the date our common stock commenced trading on Nasdaq) and December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Use of Proceeds
Our Registration Statement on Form S-1 (File No. 333-258985) for our IPO was declared effective by the SEC on September 14, 2021. On September 17, 2021, we closed our IPO pursuant to which we received net proceeds of $314.7 million.
As previously reported, we used $100.0 million of the net proceeds from the IPO to repay outstanding amounts owed under the Term Loan. We used the balance of the net proceeds from the IPO consistent with our intended use thereof as described in our final prospectus dated September 14, 2021 and filed with the SEC pursuant to 424(b) under the Securities Act, on September 16, 2021.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2021, except as previously reported.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Forward-Looking Statements and Risk Factor Summary” herein for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 is presented below. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus for our initial public offering (the "IPO"), dated September 14, 2021, and filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b)(4) on September 16, 2021 (the “IPO Prospectus”).
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 10,600+ Thoughtworkers strong across 49 offices in 17 countries. Over the last 25+ years, we’ve delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
Our revenues are generated from providing professional services based on the mix and locations of delivery professionals involved, the pricing structure, which is predominantly time-and-materials, and the type of services, including: enterprise modernization, platforms & cloud; customer experience, product & design; data & artificial intelligence; and digital transformation & operations.
Initial Public Offering
On September 17, 2021, we successfully completed and closed our IPO, in which 42,368,421 shares of our common stock were sold at $21.00 per share, including 5,526,315 shares sold upon the exercise of the underwriters’ option to purchase additional shares from certain of the selling stockholders. The Company received net proceeds of $314.7 million, net of the underwriting discounts and commissions and other offering expenses of approximately $30.3 million. Prior to the completion of the IPO, all shares of the Company's common stock then outstanding were converted into 5,259,163 shares before the Stock Split (as defined below) of common stock on a 1-for-1 basis, and upon the completion of the IPO, all 1,365,058 shares before the Stock Split of the Company’s outstanding redeemable convertible preferred stock converted into an equivalent number of shares of common stock on a 1-for-1 basis.
Additionally, prior to the completion of the IPO, the Company effected an approximately 43.6-for-1 split of each outstanding share of common stock (the “Stock Split”). All share and per share information has been retroactively adjusted to effect the Stock Split for all periods presented, except as otherwise noted.

Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,069,945	$803,375	$772,191
Revenue Growth Rate as reported (1)	33.2%	4.0%	19.3%
Revenue Growth Rate at constant currency (1)	29.3%	5.1%	22.7%
Net (loss) income	$(23,623)	$79,283	$28,420
Net (loss) income margin	(2.2)%	9.9%	3.7%
Adjusted Net Income (2)	$125,400	$86,383	$40,507
Adjusted EBITDA (3)	$223,247	$153,193	$107,129
Adjusted EBITDA Margin (3)	20.9%	19.1%	13.9%
(1)Certain of our subsidiaries use functional currencies other than the U.S. dollar and the translation of these foreign currency amounts into the U.S. dollar can impact the comparability of our revenues between periods. Accordingly, we use Revenue Growth Rate at constant currency as an important indicator of our underlying performance. Revenue Growth Rate at constant currency is calculated by applying the average exchange rates in effect during the earlier comparative fiscal period to the later fiscal period.
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
The initial impact of COVID-19 in early 2020 negatively impacted our revenues, however, we returned to pre-COVID revenue growth by the fourth quarter of 2020 and continued to have positive revenue growth trends in 2021. For the year ended December 31, 2021, we reported revenue growth of 33.2% over the prior year. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the year ended December 31, 2020, we would have reported revenue growth of 29.3%. The positive impact to revenues, from foreign currencies, was as a result of the depreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Net (Loss) Income, Net (Loss) Income Margin and Adjusted Net Income
For the year ended December 31, 2021, we reported positive revenue growth of 33.2% over the prior year (discussed above), reflecting strong demand for our services and our continued focus on obtaining new clients and growing our existing client relationships. During 2021, cost of revenues and operating expenses were impacted by an increase in stock-based compensation expense compared to the prior year. Selling, general and administrative expenses as a percentage of revenues were 32.1%, compared to 23.6%, and included increased payroll expenses (excluding stock-based compensation) of $172.9 million for 2021 as we invested in additional headcount to support revenue growth. Income taxes decreased compared to 2020, primarily due to our pre-tax loss as a result of stock-based compensation expense. For more information, see “—Results of Operations.”
For the year ended December 31, 2021, we reported a net loss of $23.6 million, a decrease of $102.9 million, or approximately 129.8%, compared to net income of $79.3 million in 2020, and we reported a net loss margin of 2.2%, a decrease of approximately 12.1%, compared to a net income margin of 9.9% in 2020. The decrease in net income and net income margin was driven by increased stock-based compensation expense of $156.3 million, which includes (a) $61.0 million related to the accelerated vesting of certain employee stock options; (b) $83.4 million related to the new RSU grants issued in connection with the IPO; (c) $6.0 million related to RSU grants awarded in the fourth quarter; and (d) $5.9 million related to options granted earlier in the year. We consider net income margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the year ended December 31, 2021, we reported Adjusted Net Income of $125.4 million, compared to $86.4 million for the corresponding period in 2020, an increase of $39.0 million, or approximately 45.2%. The increase was primarily due to higher revenues as a result of strong demand for our services, improved staffing leverage alongside our differentiated value proposition and premium services driving a higher bill rate, improved efficiencies in the cost of delivering the general and administrative activities of our business, and lower income tax expense. This was partially offset by increased payroll expenses (excluding stock-based compensation) to support revenue growth.
Adjusted EBITDA and Adjusted EBITDA Margin
For the year ended December 31, 2021, we reported Adjusted EBITDA of $223.2 million, compared to $153.2 million in 2020, an increase of $70.1 million, or approximately 45.7%, and we reported an Adjusted EBITDA Margin of 20.9%, an increase of approximately 1.8%, compared to 19.1% in 2020. The increase in Adjusted EBITDA and Adjusted EBITDA Margin was due to higher revenues as demand for our services increased, improved staffing leverage and efficiencies in our general and administrative expenses, partially offset by operating expenses such as increased payroll expenses (excluding stock-based compensation) to support revenue growth and an increase in professional fees.
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
We may continue to experience a modest adverse impact on certain parts of our business, including a lengthening of the sales cycle for some prospective clients and delays in the delivery of professional services and trainings to our clients. In addition, the continuing pandemic or potential recovery may impact our ability to retain our workforce, integrate new employees, preserve our culture and attract skilled talent. We also experienced, and we may continue to experience, a modest positive impact on other aspects of our business, such as slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of in-person client and workforce events. The COVID-19 pandemic has caused substantial global public health and economic challenges. Our employees, communities and business operations and the global economy and financial markets continue to be affected. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. Future developments and actions to contain the public health and economic impact of the COVID-19 pandemic in the markets we serve are rapidly evolving and highly uncertain.

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
Ability to retain and expand existing client relationships
In 2021, we served more than 370 clients, many of whom we work with across multiple geographies. We actively manage our client portfolio and target clients where we believe there is opportunity to develop long-term relationships and drive significant growth. Accordingly, for the years ended December 31, 2021 and 2020, 86.5% and 91.9%, respectively, of our revenues were derived from recurring clients, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the year ended December 31, 2021, 30 clients generated greater than $10 million in revenues, a 30.4% increase compared to 23 clients in the prior year.
While we continue to derive a substantial part of our overall revenues from recurring clients, we maintain relatively low client concentration among our largest clients. For the year ended December 31, 2021, revenues from our top five and ten clients as a percentage of total revenues were 16.8% and 27.3%, respectively, compared to 19.8% and 32.0%, respectively in 2020. The overall decrease is a result of a higher contribution of revenues from our top 20 and top 50 clients growing at a faster pace than our top five and top 10 clients in 2021 as compared to 2020.
Net Dollar Retention Rate
We also utilize the net dollar retention ratio to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth, and it measures our ability to continually offer and deliver innovative services to our clients. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The net dollar retention ratio is calculated by dividing (a) the current period revenue from recurring clients by (b) the prior comparative period revenue from recurring clients.
The net dollar retention ratio was approximately 125.6% and 102.4% for the years ended December 31, 2021 and 2020, respectively. Fiscal year 2020 was largely driven by the impact of COVID-19. Starting in the second quarter of 2020, we experienced pauses in ongoing engagements and select project cancellations as certain of our clients focused on the immediate challenges linked to the COVID-19 pandemic. We believe that the financial challenges caused by COVID-19 contributed to lower technology spending by our existing customers concentrated in certain verticals, such as automotive, travel and transportation and retail and consumer. To partially offset the impact on revenue from the affected verticals, we pivoted our focus to companies that were increasing their spending on digital transformation in response to the COVID-19 pandemic. During this period, sector diversification enabled us to re-balance sales exposure to verticals that were spending incrementally through the pandemic, such as technology and business services and energy, public and health services. As a result of our continued experience of positive growth trends in 2021, the net dollar retention rate increased for the year ended December 31, 2021.
Ability to acquire new clients
We intend to continue to acquire new clients through programs designed to generate new business demand and position us as a trusted partner. Winning new business in existing and new geographies and industry verticals is a critical component of our growth strategy. Dedicated new business teams work with marketing using data-driven approaches to focus on client acquisition efforts. Commensurately, our total number of clients, which we define as clients with annual spend in excess of $25,000 in the relevant year, increased to 371 as of December 31, 2021 from 320 as of December 31, 2020, as we saw increased demand for our global services, including in North America, Europe, APAC and LATAM. Going forward, we may also add new clients, including in new geographies and industry verticals, through selective strategic acquisitions.

Expanding our technical capabilities and client solutions
We combine strategy, design and software engineering expertise to offer premium, end-to-end solutions to our clients. Our value proposition is based on our thought leadership and expertise across innovative new technologies, differentiated client solutions across our service lines and local and nearshore capabilities (i.e., those delivered from nearby countries in similar time zones) and offshore capabilities (i.e., those delivered from distant countries in different time zones). Our premium position enabled us to drive average revenue per employee of approximately $116,000 for 2021, compared to approximately $108,000 for 2020. We believe our average revenue per employee is meaningfully higher than all our pure-play competitors. We define average revenue per employee as total revenues for the period divided by the average number of employees in such period. The year-over-year increase reflected the increase in demand for our services driven by economic recovery from the pandemic where we have seen continued revenue growth and the overall ramp up in hiring to meet the anticipated increase in demand for our services. Our ability to continue delivering premium and innovative services to our clients depends on evolving our technical and engineering capabilities.
Ability to recruit and retain talent
To provide services to our clients, we must efficiently hire, train and retain skilled professionals without compromising on the high standards we set for our people. We believe our ability to attract and retain top talent drives high client satisfaction and enables us to deliver on strong client demand to generate growth. Apart from driving high client satisfaction, lower attrition leads to lower hiring and training costs and increased productivity. For 2021, our voluntary attrition rate was 15.1%, up from 11.5% for 2020 driven by strong market demand for digital talent. Meanwhile, we increased our total number of employees to 10,642 as of December 31, 2021 from 7,976 as of December 31, 2020, a 33.4% increase as we continued to invest in additional headcount to meet demand.
Ability to optimize our global delivery
We have a global footprint with the ability to deliver services from multiple geographic regions. As of December 31, 2021, 9 out of our top 10 clients relied on Thoughtworks’ delivery from more than one region. We utilize a blended delivery model, which means we are able to offer a combination of local talent with nearshore/offshore talent, allowing us to maintain close proximity to our clients for context and local market knowledge, while driving rapid and high-quality delivery at scale.
Components of Our Operating Results
We operate and manage our business as one reportable segment. While the Company has offerings in multiple market segments and operates in multiple countries, the Company’s business operates as one operating segment. Almost all of the Company’s service offerings are delivered and supported on a global basis. Additionally, most of the Company’s service offerings are deployed in a nearly identical way and the Company’s chief operating decision maker, who is the Company's Chief Executive Officer, evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis.
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

For a detailed discussion of our revenue recognition policy, refer to Note 2, Revenue Recognition.
Cost of Revenues
Cost of revenues consists primarily of personnel and related costs directly associated with the professional services, including salaries, bonuses, fringe benefits, share-based compensation, project related travel costs; and costs of contracted third-party vendors. Also included in cost of revenues is depreciation attributable to the portion of our property and equipment utilized in the delivery of services to our clients.
Gross Profit and Gross Margin
Gross profit represents revenues less cost of revenues. Gross margin represents gross profit as a percentage of revenues.
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
Other (Expense) Income
Other (expense) income consists of interest expense, impacts from foreign exchange transactions, gains (losses) on the sale of assets and the write-off of deferred financing fees.
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

Results of Operations
The following table sets forth a summary of our consolidated results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,069,945	$803,375	$772,191
Operating expenses:
Cost of revenues (1)	689,443	475,560	476,631
Selling, general and administrative expenses (1)	343,786	189,497	203,886
Depreciation and amortization	17,599	17,479	15,776
Income from operations	19,117	120,839	75,898
Other (expense) income:
Interest expense	(25,456)	(25,767)	(26,428)
Net realized and unrealized foreign currency (loss) gain	(5,465)	7,190	(1,750)
Other (expense) income, net	(1,671)	185	117
Total other expense	(32,592)	(18,392)	(28,061)
(Loss) income before income taxes	(13,475)	102,447	47,837
Income tax expense	10,148	23,164	19,417
Net (loss) income	$(23,623)	$79,283	$28,420
Effective tax rate	(75.3)%	22.6%	40.6%
(1)Includes stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$80,440	$—	$—
Selling, general and administrative expenses	77,506	1,667	1,949
Total stock-based compensation expense	$157,946	$1,667	$1,949
Summary Comparison of Year Ended December 31, 2021 with the Year Ended December 31, 2020
Revenues for the year ended December 31, 2021 increased $266.6 million, or 33.2%, to $1,069.9 million, compared to $803.4 million for the year ended December 31, 2020. The increase in revenues was driven by higher demand for services as certain clients accelerated their digital transformation projects. The majority of our revenues are generated from recurring clients or those expanding their usage of our services. Revenue recognized from our recurring client base was approximately 86.5% for the year ended December 31, 2021 and approximately 91.9% for the year ended December 31, 2020, with the remainder of our revenue attributable to new clients.
Our revenue growth primarily depends on our ability to retain and drive growth from existing clients. Our net dollar retention ratio was approximately 125.6% for the year ended December 31, 2021 and approximately 102.4% for the year ended December 31, 2020. For a discussion of the factors impacting our net dollar retention ratio, see "—Key Factors Affecting Our Performance—Net Dollar Retention Rate."
Income from operations for the year ended December 31, 2021 decreased $101.7 million, or 84.2%, to $19.1 million compared to $120.8 million for the year ended December 31, 2020. Income from operations as a percentage of revenues for the year ended December 31, 2021 was 1.8%, compared to 15.0% for the year ended December 31, 2020. The decrease was primarily driven by costs incurred in conjunction with the IPO, specifically additional stock-based compensation expense of $156.3 million, as previously discussed.

Our effective tax rates for the years ended December 31, 2021 and 2020 were (75.3)% and 22.6%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States. The decrease in the effective tax rate for the year ended December 31, 2021 over the prior year was primarily due to the unfavorable impact of establishing valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code, offset by excess tax benefits on stock-based compensation. The negative effective tax rate for the year ended December 31, 2021 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the year.
Net income for the year ended December 31, 2021 decreased $102.9 million to a loss position of $23.6 million compared to net income of $79.3 million for the year ended December 31, 2020. The decrease was driven by costs incurred in conjunction with the IPO, specifically additional stock-based compensation.
Revenues
We continue to expand our international presence and nearshore capabilities in different geographies. For the year ended December 31, 2021, total revenues grew 33.2%, to $1,069.9 million compared to $803.4 million over the prior year. The increase in revenues was attributable to strong demand for our services, including strong growth across geographies and verticals, expansion in our top 20 and top 50 clients, and revenues from new clients growing from 8.1% to 13.5%, a 5.4% increase from 2020.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021		2020
Technology and business services	$288,709	27.0%	$228,514	28.6%
Energy, public and health services	275,279	25.7%	200,785	25.0%
Retail and consumer	203,193	19.0%	141,729	17.6%
Financial services and insurance	170,492	15.9%	123,291	15.3%
Automotive, travel and transportation	132,272	12.4%	108,656	13.5%
Other	—	—%	400	—%
Total revenues	$1,069,945	100%	$803,375	100%
During the year ended December 31, 2021, we continued to see a strong demand environment and sustained revenue growth in the retail and consumer, financial services and insurance and energy, public and health services verticals which grew by 43.4%, 38.3%, and 37.1%, respectively. We also continued to leverage market tailwinds in our technology and business services vertical compared to 2020, as companies focus on digital transformation. In addition, we experienced a recovery in the automotive, travel and transportation vertical compared to 2020.
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

The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021		2020
Customer Location:
North America	$396,491	37.1%	$321,237	40.0%
APAC	358,596	33.5%	248,776	31.0%
Europe	267,121	25.0%	195,372	24.3%
LATAM	47,737	4.4%	37,990	4.7%
Total revenues	$1,069,945	100.0%	$803,375	100.0%
For the year ended December 31, 2021, we had revenue growth of 23.4% in North America, with the United States contributing $372.8 million of our North America revenues, compared to $307.2 million for the same period in 2020. The largest client demand came from the energy, public and health services and technology and business services industry verticals which was primarily driven by our clients' increased focus on digital transformation in the technology and business services vertical and increased demand to modernize operations and accelerate digital innovation in the energy, public and health services vertical. Further, our ability to retain existing clients and increase the level of services we provide resulted in incremental revenue expansion from 2020 to 2021 where our technology and business services industry vertical remained as our top revenue contributor.
For the year ended December 31, 2021, we had revenue growth of 44.1% in APAC where the top three revenue contributing customer location countries were Australia, China and Singapore generating revenues of $116.5 million, $96.2 million and $59.3 million, respectively, compared to $65.2 million, $83.5 million and $39.1 million, respectively, for the same period in 2020. The increase in revenues for APAC was driven by increased client demand on digital transformation projects in the retail and consumer vertical as well as the technology and business services industry vertical.
For the year ended December 31, 2021, we had revenue growth of 36.7% in Europe where the top two revenue contributing customer location countries were the United Kingdom and Germany generating revenues of $115.2 million and $113.8 million, respectively, compared to $89.2 million and $81.5 million, respectively, for the same period in 2020, with the largest driver of client demand coming from our automotive, travel and transportation industry vertical where certain automotive manufacturers and service providers continued to focus on digital transformation.
For the year ended December 31, 2021, we had revenue growth of 25.7% in LATAM, with Brazil being our largest customer location in LATAM contributing revenues of $28.8 million compared to $16.4 million for the same period in 2020. The largest driver of client demand came from our retail and consumer vertical where our clients continue to focus on digital transformation.
Revenues by Client Concentration
We have long-standing relationships with many of our clients. We seek to grow revenues from our existing clients by continually increasing the value we provide and expanding the scope and size of our engagements. Revenues derived from these clients may fluctuate as these accounts mature or upon beginning or completion of multi-year projects. We believe there is a significant potential for future growth as we expand our capabilities and offerings within existing clients. In addition, we remain committed to diversifying our client base and adding new clients to our client mix.
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021		2020
Top five clients	$179,755	16.8%	$158,679	19.8%
Top ten clients	$291,787	27.3%	$256,825	32.0%

During the year ended December 31, 2021, revenues from our top five and top 10 existing clients experienced strong but slower growth compared to our year-over-year growth rate of 33.2% as we saw a higher contribution of revenues from our top twenty and top fifty clients growing at a faster pace in 2021 as compared to 2020. Additionally, we continued to focus on opportunities with new and existing clients, with 13.5% of revenues from new clients and 86.5% of revenues from existing clients, representing increases of 120.8% and 25.3% in revenues from new and existing clients, respectively, from the prior year.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1,531 million and $952 million for the years ended December 31, 2021 and 2020, respectively.
Cost of Revenues

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% Change
Cost of revenues	$689,443	$475,560	$213,883	45.0%
For the year ended December 31, 2021, cost of revenues (including stock-based compensation) increased by $213.9 million, or 45.0%, compared to 2020. This increase was primarily driven by an increase in payroll and benefit expenses of $122.5 million due to higher headcount as we invested in additional talent to support growth, cumulative stock-based compensation expense of $80.4 million ($15.0 million related to the accelerated vesting of certain employee stock options in conjunction with the IPO and $65.4 million primarily related to the new RSU grants issued at the time of IPO) and an increase of $13.4 million related to third-party contract labor.
Gross Profit and Gross Margin

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% Change
Gross profit	$380,502	$327,815	$52,687	16.1%
Gross margin	35.6%	40.8%
Our gross margin decreased by 5.2% for the year ended December 31, 2021 compared to 2020, primarily due to costs incurred in conjunction with our successful IPO, specifically additional stock-based compensation of $80.4 million. This was partially offset by our revenue growth from the increased demand for our services along with our ability to execute certain strategic operational efficiency initiatives.
Selling, General and Administrative Expenses

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% Change
Selling, general and administrative expenses	$343,786	$189,497	$154,289	81.4%
For the year ended December 31, 2021, selling, general and administrative expenses were $343.8 million, representing an increase of approximately 81.4% as compared to $189.5 million in 2020. Our selling, general and administrative expenses increased due to an increase in stock-based compensation expense of $75.8 million, which includes $45.9 million due to the accelerated vesting of certain employee stock options in conjunction with the IPO and $29.9 million primarily related to the new RSU grants issued at the time of IPO. Further, payroll expenses (excluding stock-based compensation) increased by $50.4 million, acquisition-related retention payments by $7.9 million, facility expenses by $7.7 million and professional fees by $13.2 million, partially offset by a decrease in bad debt expense of $8.3 million.
Depreciation and Amortization

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% Change
Depreciation and amortization	$17,599	$17,479	$120	0.7%
Depreciation and amortization relate to depreciation charges on our fixed assets, capitalized software amortization expense and intangible asset amortization expense. There were no material changes in depreciation and amortization in the year ended December 31, 2021 as compared to 2020.
Interest Expense

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% Change
Interest expense	$(25,456)	$(25,767)	$311	(1.2)%
Interest expense is primarily related to our term loan and revolving credit facilities. There were no material changes in interest expense in the year ended December 31, 2021 as compared to 2020.
Other (expense) income, net

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% Change
Other (expense) income, net	$(1,671)	$185	$(1,856)	(1003.2)%
Other (expense) income, net is primarily related to the write-off of deferred financing fees and gains (losses) on the sale of assets. The increase in the expense in the year ended December 31, 2021 as compared to 2020 was due to the write off of $2.1 million of deferred financing fees as a result of debt prepayments.
Income Tax Expense

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% Change
Income tax expense	$10,148	$23,164	$(13,016)	(56.2)%
The Company’s income tax expense decreased by $13.0 million for the year ended December 31, 2021 as compared to 2020 primarily due to the pre-tax loss recorded for the period from IPO related stock-based compensation and related excess tax benefits on stock-based compensation, offset by the unfavorable impact of establishing valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code.

Foreign Currency Exchange Gains and Losses
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as well as “Item 1A. Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates."
Non-GAAP Financial Measures
We define Adjusted Net Income as net (loss) income adjusted for unrealized gain (loss) on foreign currency exchange, stock-based compensation expense, employer payroll tax on employee equity incentive plan, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, certain costs related to business rationalization, IPO-related costs, executive compensation expense that is considered one-time in nature and income tax effects of adjustments.
We define Adjusted EBITDA as net (loss) income adjusted to exclude income tax expense, interest expense, other expense (income), net, unrealized gain (loss) on foreign currency exchange, stock-based compensation expense, employer payroll tax on employee equity incentive plan, depreciation and amortization expense, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, certain costs related to business rationalization, IPO-related costs and executive compensation expense that is considered one-time in nature. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for supplemental period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•Our management uses Adjusted Net Income to assess our overall performance, without regard to items that are considered to be unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations, net of the income tax effect of the adjustments;
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, employer payroll tax on employee equity incentive plan, depreciation and amortization expense, interest expense, other expense (income), net, and income tax expense which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired or costs that are unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations;
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
The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(23,623)	$79,283	$28,420
Unrealized foreign exchange losses (gains)	5,024	(5,351)	703
Stock-based compensation	157,946	1,667	1,949
Amortization of acquisition-related intangibles	12,046	10,537	10,635
Acquisition costs (a)	8,524	633	158
Certain professional fees (b)	1,991	56	1,512
Non-recurring tender offer compensation expense (c)	2,715	—	—
Business rationalization (d)	—	1,316	4,589
IPO-related costs (e)	2,713	315	—
Non-recurring executive compensation expense (f)	—	—	802
Employer payroll tax on employee equity incentive plans (g)	1,154	—	—
Income tax effects of adjustments (h)	(43,090)	(2,073)	(8,261)
Adjusted Net Income	$125,400	$86,383	$40,507

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(23,623)	$79,283	$28,420
Income tax expense	10,148	23,164	19,417
Interest expense	25,456	25,767	26,428
Other expense (income), net	1,671	(185)	(117)
Unrealized foreign exchange losses (gains)	5,024	(5,351)	703
Stock-based compensation	157,946	1,667	1,949
Depreciation and amortization	29,528	26,528	23,268
Acquisition costs (a)	8,524	633	158
Certain professional fees (b)	1,991	56	1,512
Non-recurring tender offer compensation expense (c)	2,715	—	—
Business rationalization (d)	—	1,316	4,589
IPO-related costs (e)	2,713	315	—
Non-recurring executive compensation expense (f)	—	—	802
Employer payroll tax on employee equity incentive plans (g)	1,154	—	—
Adjusted EBITDA	$223,247	$153,193	$107,129
Net (loss) income margin	(2.2)%	9.9%	3.7%
Adjusted EBITDA Margin	20.9%	19.1%	13.9%
(a)Reflects costs for certain professional fees and retention wage expenses related to certain acquisitions.
(b)Adjusts for certain transaction expenses, non-recurring legal expenses, and one-time professional fees.
(c)Adjusts for the additional compensation expense related to the tender offer completed in the first quarter of 2021.
(d)Adjusts for business rationalization revenues and costs related to closing Thoughtworks Studios, which was completely shut down as of December 31, 2020. Thoughtworkers previously associated with Thoughtworks Studios have been transitioned to other revenue generating functions.
(e)Adjusts for IPO-readiness costs and expenses that do not qualify as equity issuance costs.
(f)Reflects executive compensation expenses for certain roles that were eliminated in connection with our acquisition by the Apax Funds.
(g)We exclude employer payroll tax expense on equity incentive plans as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business.
(h)Adjusts for the income tax effects of the foregoing adjusted items.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$368,209	$490,841
Availability under revolving credit facility	165,000	85,000
Borrowings under revolving credit facility	—	—
Long-term debt, including current portion (1)	504,530	439,757
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented in Note 14, Credit Agreements.

Our cash generated from operations and financing activities has been our primary source of liquidity to fund operations and investments. Our capital investments focus on our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. The Company generates sufficient cash flows for working capital and expects to do so for the foreseeable future.
On September 17, 2021 we completed our IPO, in which an aggregate of 42,368,421 shares of the Company's common stock were sold at $21.00 per share, including 5,526,315 shares sold upon the exercise of the underwriters’ option to purchase additional shares by certain of the selling stockholders. In connection with the IPO, the Company issued and sold 16,429,964 shares and received net proceeds of $314.7 million, after deducting underwriting discounts and commissions and offering expenses of approximately $30.3 million. See Note 1, Business and Summary of Significant Accounting Policies, to our consolidated financial statements.
As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $368.2 million and $165.0 million of available borrowings under our revolving credit facility. Cash and cash equivalents as of December 31, 2021 included (a) proceeds from the issuance of preferred stock in the first and second quarter of $322.8 million, net of equity issuance costs of $7.2 million, which proceeds were subsequently used to repurchase equity from existing shareholders; and (b) proceeds from the completion of our IPO in the third quarter of $314.7 million, net of the underwriting discounts and commissions and other offering expenses of approximately $30.3 million. Refer to the notes to our consolidated financial statements for more information.
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
Our Credit Facilities
Our subsidiaries are party to an amended and restated credit agreement, dated as of March 26, 2021 (as amended, the “Credit Agreement”), among Thoughtworks, Inc., Turing Acquisition LLC and Turing Midco LLC (collectively, the “Borrowers”), Turing Topco LLC (“Holdings”), Credit Suisse AG, Cayman Islands Branch, as administrative agent, the lenders party thereto and the other parties from time-to-time party thereto. The Credit Agreement provides for a senior secured term loan of $715.0 million (the “Term Loan”) and a senior secured revolving credit facility of up to $165.0 million (the “Revolver”). As of December 31, 2021, we had $509.6 million outstanding under our Term Loan with an interest rate of 3.50% and no borrowings outstanding under the Revolver.
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
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of December 31, 2021, we were in compliance with our debt covenants.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$118,304	$125,296	$29,271
Investing activities	(70,309)	(14,993)	(18,597)
Financing activities	(140,630)	318,197	(6,564)
Effect of exchange rate changes on cash and cash equivalents	(4,622)	6,543	944
Net (decrease) increase in cash and cash equivalents	$(97,257)	$435,043	$5,054
Operating Activities
Net cash provided by operating activities in 2021 decreased $7.0 million compared to 2020. Non-cash charges primarily consisted of amortization of intangible assets, depreciation of property and equipment, and stock-based compensation. The decrease in 2021 was primarily driven by a $36.1 million increase in trade receivables as a result of increased revenue in 2021 compared to 2020 partially offset by a $30.1 million increase in accrued expenses and other liabilities.
Investing Activities
Net cash used in investing activities in 2021 was $70.3 million compared to $15.0 million used in 2020. The change was primarily attributable to the acquisition of Gemini and Fourkind and purchases of property and equipment.
Financing Activities
Net cash used in financing activities in 2021 was $140.6 million, primarily attributable to the repurchase of shares and vested options from our securityholders using the proceeds from the issuance of $720.0 million of preferred stock, partially offset by proceeds from an increase in our term loan (which were subsequently used to pay a dividend to our securityholders in April 2021). In addition, our net financing activities were driven by the repayment of long-term debt of $336.7 million, offset by $314.7 million of net proceeds received from our IPO.
Net cash provided by financing activities in 2020 of $318.2 million was driven by $322.8 million of proceeds from the issuance of preferred stock (net of issuance costs).
Contractual Obligations and Future Capital Requirements
Contractual Obligations
See Note 10, Commitments and Contingencies for information regarding contractual obligations and commitments. Except as disclosed in “—Our Credit Facilities” and those mentioned within Note 10, Commitments and Contingencies, we did not have other material contractual obligations for cash expenditures.
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
Commitments and Contingencies
Certain conditions may exist as of the date of the consolidated financial statements which may result in a loss to the Company but will only be resolved when one or more future events occur or fail to occur. Such liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when the Company assesses that it is probable that a future liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which the Company assesses as being probable of realization, are recorded to the extent of related contingent liabilities accrued. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. The Company records gain contingencies when realized.
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
Recent Accounting Pronouncements
See Note 1, Business and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements for a discussion of recent accounting pronouncements.
Critical Accounting Policies
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, expenses and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.
Revenue Recognition
We generate revenues by providing professional services in software development and consulting services to companies across the globe.
We determine revenue recognition through the following steps in accordance with Accounting Standards Codification (“ASC”) 606:
•identification of the contract, or contracts, with a client;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenues when, or as, we satisfy a performance obligation.

Revenue is recognized when control of services is passed to a client in an amount of revenue that reflects the consideration the Company expects to be entitled to in exchange for those services. Such control may be transferred over time or at a point in time, depending on satisfaction of obligations stipulated by the contract. The Company records sales and other taxes collected from clients and remitted to governmental authorities on a net basis.
The Company generates revenues from a variety of professional service arrangements. Fees for these contracts may be in the form of time-and-materials and fixed price. The Company also reports gross reimbursable expenses incurred as both revenues and cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income.
Revenues are measured based on consideration specified in a contract with a client, which may consist of both fixed and variable components, and the consideration expected to be received is allocated to each separately identifiable performance obligation based on the performance obligation’s relative stand-alone selling price. The standalone selling prices are generally determined based on the prices at which the Company separately sells the services.
Stock-Based Compensation
We grant equity incentive awards to certain of our employees and directors. These compensation arrangements are settled in equity, or in certain cases at our discretion, in cash, at a predetermined price. The equity incentive awards generally vest over a period of one to four years and, in certain cases, vest in full on a liquidity event involving the Company. The options have a contractual term of 10 years from the grant date. We measure share-based awards at the grant date based on the fair value of the award and we recognize such fair value as compensation expense over the vesting period using the accelerated amortization method.
Performance Vesting and Time Vesting Options
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
On September 9, 2021, the Board, through unanimous written consent, approved a modification to the Company's 2017 Stock Option Plan which, upon completion of the IPO, a sponsor return of 2.8x times sponsor investment was achieved, and the service condition under the Plan that participants must provide at least 18 months of continuous service following the grant date in order for performance vesting options to vest was waived. Additionally, the Board also approved accelerated vesting of all remaining, unvested former Class C performance vesting options, after the achievement of such sponsor return, which resulted in all performance vesting options becoming fully vested upon pricing of the IPO. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the Plan. No stock option awards were granted during the third or fourth quarters of 2021. For more information regarding the stock option awards, see Note 12, Stock-Based Compensation, to our consolidated financial statements.
Stock Appreciation Rights (“SARs”) Conversion
On September 9, 2021, the Board, through unanimous written consent, approved a modification to the Company's Stock Appreciation Rights Plan (the “SARs Plan”) which, upon completion of the IPO, was discontinued and all outstanding stock appreciation rights (“SARs”) converted to restricted stock units (“RSUs”). RSUs granted in connection with the SARs conversion will vest after six months and twelve months after the IPO closing date with 50% at each vesting date, such that 100% of RSUs related to the SARs conversion will be fully vested on September 17, 2020, twelve months after the completion of the IPO. See Note 12, Stock-Based Compensation, to our consolidated financial statements for additional information.
Restricted Stock Units (“RSUs”)
In September 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period. The fair value of the RSUs is determined based on the market price of our common stock on the date of grant.
All RSUs granted as a result of the IPO, including the RSUs granted in connection with the SARs conversion, include a lock-up period of 6 months before the participants may redeem the shares. Throughout the vesting period and the lock-up period, shareholders are subject to the market risk on the value of their shares.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily result from changes in concentration of credit, interest rates and foreign currency exchange rates. In addition, our international operations are subject to risks related to differing economic conditions, civil unrest, political instability or uncertainty, military activities, broad-based sanctions, differing tax structures, and other regulations and restrictions. Refer to Note 1, Business and Summary of Significant Accounting Policies, for discussion related to concentration of credit risk.
Interest Rate Risk
We are primarily exposed to changes in interest rates with respect to our cost of borrowing under our Credit Agreement. We monitor our cost of borrowing under our credit facilities, taking into account our funding requirements and our expectations for interest rates in the future. In 2021, a hypothetical 100 basis point increase in the average LIBOR/base rate applicable to our borrowings would have resulted in a $5.3 million increase in our interest expense, while a hypothetical 100 basis point decrease in the average LIBOR/base rate would have resulted in a $6.2 million decrease in our interest expense reflecting a LIBOR/base rate floor under our credit facilities of 0.5%.
Foreign Currency Risk
We operate in several countries across the world. Our international sales are primarily denominated in foreign currencies, and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenues. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. We have generally not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
In 2021, our revenues denominated and recorded in currencies other than U.S. dollars amounted to 65% of our total revenues. A hypothetical 10% increase or decrease in the value of the U.S. dollar against the principal foreign currencies in which our revenues are measured (namely, the Australian dollar, Chilean Peso, Chinese Yuan, British Pound, Euro, Indian Rupee and Brazilian Real) would have caused our revenues to decrease or increase, respectively, by approximately $59.5 million.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Thoughtworks Holding, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Thoughtworks Holding, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois

March 8, 2022

THOUGHTWORKS HOLDING, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$368,209	$490,841
Trade receivables, net of allowance for doubtful accounts of $8,916 and $10,385, respectively	145,874	113,183
Unbilled receivables	104,057	88,340
Prepaid expenses	15,994	9,442
Other current assets	44,805	9,960
Total current assets	678,939	711,766
Property and equipment, net	34,500	26,347
Intangibles and other assets:
Goodwill	346,719	318,151
Trademark	273,000	273,000
Customer relationships, net	125,867	129,055
Other non-current assets	25,125	16,904
Total assets	$1,484,150	$1,475,223
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$4,773	$4,349
Long-term debt - current	7,150	4,565
Income taxes payable	15,693	11,032
Accrued compensation	79,460	49,896
Deferred revenue	13,807	11,720
Value-added tax and sales tax payable	7,954	6,846
Accrued expenses	51,693	29,749
Total current liabilities	180,530	118,157
Long-term debt, less current portion	497,380	435,192
Deferred tax liabilities	78,944	98,310
Other long-term liabilities	18,805	16,052
Total liabilities	775,659	667,711

THOUGHTWORKS HOLDING, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
	December 31, 2021	December 31, 2020

Commitments and contingencies (See Note 10)
Redeemable, convertible preferred stock:
Series A redeemable convertible preferred stock, $0.001 par value; zero and 217,902,632 shares authorized, zero and 23,493,546 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	322,800
Series B redeemable convertible preferred stock, $0.001 par value; zero shares authorized, zero issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 and zero shares authorized, zero issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 and zero shares authorized, 356,117,752 and zero issued, 305,132,181 and zero outstanding at December 31, 2021 and December 31, 2020, respectively	356	—
Class A common stock, $0.001 par value; zero and 416,194,027 shares authorized, zero and 272,054,182 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	272
Class B common stock, $0.001 par value; zero and 116,577,908 shares authorized, zero and 5,002,488 issued, zero and 4,474,514 outstanding at December 31, 2021 and December 31, 2020, respectively	—	5
Class C common stock, $0.001 par value; zero and 55,565,172 shares authorized, zero and 1,838,757 issued, zero and 1,794,020 outstanding at December 31, 2021 and December 31, 2020, respectively	—	2
Treasury stock, 50,985,571 and 572,711 shares at December 31, 2021 and December 31, 2020, respectively	(629,424)	(1,608)
Additional paid-in capital	1,390,630	381,172
Accumulated other comprehensive loss	(10,863)	(1,589)
Retained (deficit) earnings	(42,208)	106,458
Total stockholders' equity	708,491	484,712
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$1,484,150	$1,475,223
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,069,945	$803,375	$772,191
Operating expenses:
Cost of revenues	689,443	475,560	476,631
Selling, general and administrative expenses	343,786	189,497	203,886
Depreciation and amortization	17,599	17,479	15,776
Total operating expenses	1,050,828	682,536	696,293
Income from operations	19,117	120,839	75,898
Other (expense) income:
Interest expense	(25,456)	(25,767)	(26,428)
Net realized and unrealized foreign currency (loss) gain	(5,465)	7,190	(1,750)
Other (expense) income, net	(1,671)	185	117
Total other expense	(32,592)	(18,392)	(28,061)
(Loss) income before income taxes	(13,475)	102,447	47,837
Income tax expense	10,148	23,164	19,417
Net (loss) income	$(23,623)	$79,283	$28,420

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,274)	8,478	2,894
Comprehensive (loss) income	$(32,897)	$87,761	$31,314

Net (loss) earnings per common share:
Basic (loss) earnings per common share	$(0.33)	$0.26	$0.10
Diluted (loss) earnings per common share	$(0.33)	$0.26	$0.10

Weighted average shares outstanding:
Basic	254,271,997	278,225,009	277,762,271
Diluted	254,271,997	284,582,536	281,495,640
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2018	—	—	276,826,982	$277	229,689	$(565)	$562,326	$(12,961)	$(1,245)	$547,832
Net income	—	—	—	—	—	—	—	—	28,420	28,420
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,894	—	2,894
Issuance of common stock on exercise of options, net of withholding taxes	—	—	1,709,751	2	—	—	3,934	—	—	3,936
Repurchase of common stock	—	—	(343,022)	—	343,022	(1,043)	—	—	—	(1,043)
Dividends paid	—	—	—	—	—	—	(189,000)	—	—	(189,000)
Stock-based compensation expense	—	—	—	—	—	—	1,949	—	—	1,949
Balance as of December 31, 2019	—	$—	278,193,711	$279	572,711	$(1,608)	$379,209	$(10,067)	$27,175	$394,988
Net income	—	—	—	—	—	—	—	—	79,283	79,283
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,478	—	8,478
Issuance of common stock on exercise of options, net of withholding taxes	—	—	129,005	—	—	—	296	—	—	296
Issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $7.2 million	23,493,546	322,800	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,667	—	—	1,667
Balance as of December 31, 2020	23,493,546	$322,800	278,322,716	$279	572,711	$(1,608)	$381,172	$(1,589)	$106,458	$484,712
Net loss	—	—	—	—	—	—	—	—	(23,623)	(23,623)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(9,274)	—	(9,274)
Issuance of common stock upon initial public offering, net of issuance costs of $30.3 million	—	—	16,429,964	16	—	—	314,700	—	—	314,716
Issuance of Redeemable Convertible Preferred Stock, net of issuance costs of $11.8 million	35,996,412	503,222	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(59,489,958)	(826,022)	59,489,958	60	—	—	825,962	—	—	826,022
Issuance of common stock on exercise of options, net of withholding taxes	—	—	1,169,090	1	—	—	(852)	—	—	(851)
Issuance of common stock	—	—	133,313	—	—	—	1,873	—	—	1,873
Dividends	—	—	—	—	—	—	(279,191)	—	(45,821)	(325,012)
Tender Offer	—	—	(50,412,860)	—	50,412,860	(627,816)	(10,391)	—	(79,222)	(717,429)
Stock-based compensation expense	—	—	—	—	—	—	157,357	—	—	157,357
Balance as of December 31, 2021	—	$—	305,132,181	$356	50,985,571	$(629,424)	$1,390,630	$(10,863)	$(42,208)	$708,491
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(23,623)	$79,283	$28,420
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	29,528	26,528	23,268
Bad debt provision	(601)	7,685	3,762
Deferred income tax (benefit) expense	(25,827)	3,709	4,165
Stock-based compensation expense	157,357	1,667	1,949
Unrealized foreign currency exchange loss (gain)	5,024	(5,351)	703
Other operating activities, net	3,642	1,831	1,863
Changes in operating assets and liabilities:
Trade receivables	(32,139)	3,977	(26,240)
Unbilled receivables	(16,733)	(16,794)	(19,437)
Prepaid expenses	(6,542)	308	(1,457)
Other assets	(31,111)	(5,742)	(347)
Accounts payable	309	(700)	(27)
Accrued expenses and other liabilities	59,020	28,895	12,649
Net cash provided by operating activities	118,304	125,296	29,271

Cash flows from investing activities:
Purchase of property and equipment	(26,068)	(15,125)	(18,696)
Proceeds from disposal of fixed assets	518	132	99
Acquisition of businesses, net of cash acquired	(44,759)	—	—
Net cash used in investing activities	(70,309)	(14,993)	(18,597)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs and underwriting discounts	314,716	—	—
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs	380,994	322,800	—
Proceeds from issuance of Series B Redeemable Convertible Preferred Stock, net of issuance costs	122,228	—	—
Payments of obligations of long-term debt	(336,709)	(4,565)	(4,099)
Payments of debt issuance costs	(7,098)	(111)	(1,606)
Proceeds from borrowings on revolving credit facility	—	29,000	—
Payments on revolving credit facility	—	(29,000)	—
Proceeds from borrowings on long-term debt	401,285	—	185,000
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	(851)	296	3,936
Shares and options purchased under Tender offer	(701,960)	—	—
Proceeds from issuance of common stock	1,873	—	—
Repurchases of common stock	—	—	(1,043)
Dividends paid	(315,003)	—	(189,000)
Other financing activities, net	(105)	(223)	248
Net cash (used in) provided by financing activities	(140,630)	318,197	(6,564)

THOUGHTWORKS HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Year Ended December 31,
	2021	2020	2019

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,622)	6,543	944
Net (decrease) increase in cash, cash equivalents and restricted cash	(97,257)	435,043	5,054
Cash, cash equivalents and restricted cash at beginning of the period	492,199	57,156	52,102
Cash, cash equivalents and restricted cash at end of the period	$394,942	$492,199	$57,156

Supplemental disclosure of cash flow information:
Interest paid	$23,611	$23,861	$24,626
Income taxes paid	$33,344	$13,909	$8,198
Withholding taxes payable	$25,956	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$826,022	$—	$—
Net settlement on exercise of shares	$3,611	$—	$—
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
Notes to the Consolidated Financial Statements

Note 1 – Business and Summary of Significant Accounting Policies
Thoughtworks Holding, Inc., formerly known as Turing Holding Corp., (together with its subsidiaries, the “Company”) develops, implements, and services complex enterprise application software and provides business technology consulting. The Company conducts business in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Romania, Singapore, Spain, Thailand, the United Kingdom and the United States. Thoughtworks Holding, Inc. is the ultimate parent holding company of Thoughtworks, Inc. among other subsidiaries.
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
Post-IPO, offering expenses, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were recorded as equity issuance costs as a reduction to additional paid-in capital on the consolidated statement of stockholders' equity. These offering expenses, net of reimbursement received from the underwriters upon completion of the IPO, totaled approximately $30.3 million, of which $19.0 million related to underwriting discounts and commissions and $11.3 million related to offering expenses.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of Thoughtworks Holding, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts in the prior period consolidated financial statements and notes have been reclassified to conform to the 2021 presentation. These reclassifications had no effect on results of operations previously reported.
Preparation of Financial Statements and Use of Estimates
The preparation of these consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, valuation and impairment of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation, including the underlying deemed fair value of common stock (prior to the completion of the IPO), and litigation costs. The Company bases its estimates on current expectations and historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates, and such differences may be material to the consolidated financial statements in the future. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance.
While the Company has offerings in multiple modern digital businesses and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's service offerings are delivered and supported on a global basis and are deployed in a nearly identical way. The Company’s CODM evaluates the Company’s financial information, allocates resources and assesses the performance of these resources on a consolidated basis.
Long-Lived Assets
The North America geographic region encompasses the Company’s country of domicile (United States) and Canada, of which long-lived assets including property and equipment, net of depreciation, are principally held within the United States. The United States comprised $7.9 million, or 23.0%, and $4.6 million, or 17.4%, of the Company’s long-lived assets as of December 31, 2021 and 2020, respectively. Canadian long-lived assets were determined to be immaterial given property, and equipment was less than 10% of the Company's long-lived assets as of December 31, 2021 and 2020.
The Company holds material long-lived assets in the foreign geographic locations of Brazil, China, and India of $5.1 million, $7.3 million, and $7.5 million as of December 31, 2021, respectively, compared to $2.8 million, $7.6 million, and $5.3 million as of December 31, 2020, respectively. Long-lived assets in all other foreign geographic locations, including Canada, totaled $6.6 million and $6.0 million as of December 31, 2021 and 2020, respectively.
Revenue Recognition
The Company recognizes revenues when control of services is passed to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Such control may be transferred over time or at a point in time, depending on satisfaction of obligations stipulated by the contract. The Company records sales and other taxes collected from customers and remitted to governmental authorities on a net basis.
The Company generates revenue from a variety of professional service arrangements. Fees for these contracts may be in the form of time-and-materials and fixed price. The Company also reports gross reimbursable expenses incurred as both revenue and cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income.
Revenue is measured based on consideration specified in a contract with a customer, which may consist of both fixed and variable components, and the consideration expected to be received is allocated to each separately identifiable performance obligation based on the performance obligation’s relative stand-alone selling price. The standalone selling prices are generally determined based on the prices at which the Company separately sells the services.
Contracts may include variable consideration, which usually takes the form of volume-based discounts, service level credits, price concessions, or incentives. To the extent that variable consideration is not constrained, the Company includes the expected amount within the total transaction price and updates its assumptions over the duration of the contract. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenues reported. The amount of variable consideration is estimated utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract.
Time-and-Material Revenue
The Company generates the majority of its revenues under time-and-material contracts, which are billed using hourly, daily, or monthly rates to determine the amounts to be charged directly to the customer. Revenue from time-and-material contracts is based on the number of hours worked and at contractually agreed-upon hourly rates and is recognized as those services are rendered as control of the services passes to the customer over time.
Fixed-Price Revenue
Fixed-price contracts include application development arrangements, where progress towards satisfaction of the performance obligation is measured using input methods as there is a direct correlation between hours incurred and the end product delivered to the customer. Assumptions, risks, and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables, and deferred revenues at each reporting period. Revenues under these contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying performance obligations.
Principal vs Agent Consideration
From time to time, the Company may enter into arrangements with third-party suppliers to sell services. In such cases, the Company evaluates whether it is the principal (i.e., reports revenues on a gross basis) or the agent (i.e., reports revenues on a net basis). In doing so, the Company first evaluates whether it has control of the service before it is transferred to the customer. If the Company controls the service before it is transferred to the customer, the Company is the principal; if not, the Company is the agent. Determining whether the Company controls the service before it is transferred to the customer may require judgment.
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets primarily relate to unbilled amounts on fixed-price contracts. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.
Contract liabilities, or deferred revenue, consist of advance payments from clients and billings in excess of revenues recognized. The Company classifies deferred revenue as current on the consolidated balance sheet and is recognized as revenue as the Company performs under the contract. These balances are generally short-term in nature and are recognized as revenue within one year.
Costs to Obtain a Customer Contract
The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The Company capitalizes incremental costs of obtaining contracts where the contract term is greater than one year. These costs primarily relate to commissions paid to the account executives and are included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income for contracts one year or less and other current assets and other non-current assets on the consolidated balance sheets for contracts greater than one year.
Costs capitalized are amortized on a straight-line basis over a period of benefit. The Company determined the period of benefit by taking into consideration standard contract terms, renewals and amendments, if applicable. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.
Amortization of capitalized costs to obtain contracts is included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. For the year ended December 31, 2021, the Company capitalized $2.3 million of costs to obtain contracts and recorded amortization expense of $0.3 million. There were no impairments of costs to obtain contracts for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, the Company did not capitalize any costs to obtain contracts and did not recognize any amortization expense. The balance of the capitalized costs was $2.0 million as of December 31, 2021.
Cost of Revenues
Consists primarily of personnel and related costs directly associated with the professional services, including salaries, bonuses, fringe benefits, share-based compensation, project related travel costs; and costs of contracted third-party vendors. Also included in cost of revenues is depreciation attributable to the portion of our property and equipment utilized in the delivery of services to our clients.
Selling, General and Administrative Expenses
Consists of expenses associated with promoting and selling the Company’s services and general and administrative functions of the business. These expenses include the costs of salaries, bonuses, fringe benefits, commissions, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising and other promotional activities.
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship, and public relations. These costs are expensed as incurred. Advertising costs totaled $2.3 million, $0.9 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.
Other (Expense) Income
Other (expense) income consists of interest expense, impacts from foreign exchange transactions, gains (losses) on the sale of assets and the write-off of deferred financing fees.
Cash and Cash Equivalents
Cash equivalents are short-term, highly liquid investments and deposits that are readily converted into cash, with maturities of three months or less.
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

A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet is as follows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$368,209	$490,841
Restricted cash included in other current assets	25,478	—
Restricted cash included in other non-current assets	1,254	1,358
Total cash, cash equivalents, and restricted cash	$394,942	$492,199
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are uncollateralized customer obligations due under normal trade terms. Payment terms with customers are generally 30 to 90 days from the invoice date. Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. Interest is not generally accrued on outstanding balances as the balances are considered short-term in nature.
The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. The Company estimates the collectability of its accounts receivable based on a combination of factors including, but not limited to, customer credit ratings, age of the accounts receivable balances, and current and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowances for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. Accounts receivable deemed uncollectible are charged against the allowance once collection efforts have been exhausted.
Activity related to the Company’s allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$(10,385)	$(2,733)	$(1,278)
Charged to expense	(281)	(8,305)	(5,891)
Uncollectible accounts written off, net of recoveries	882	620	2,129
Changes due to exchange rates	868	33	2,307
Balance, end of year	$(8,916)	$(10,385)	$(2,733)
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Office furniture and equipment	3 to 7 years
Computer equipment	2 to 3 years
Software, including internal-use software	3 to 5 years
Automobiles	4 years
Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the asset group may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal.
Internal-Use Software
In accordance with ASC 350-40, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Certain costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized costs are depreciated over the expected economic useful life of three to five years using the straight-line method.
Capitalized internal-use software asset depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $2.2 million, $3.5 million and $1.5 million, respectively, and is included in depreciation and amortization in the consolidated statements of (loss) income and comprehensive (loss) income. As of December 31, 2021 and 2020, the net book value of internal-use software was $5.6 million and $2.0 million, respectively.
Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in a business combination. When the Company acquires a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations.
The Company performs an annual impairment review of goodwill in its fiscal fourth quarter and additional impairment reviews when events and circumstances indicate it is more likely than not that an impairment may have occurred. The Company assesses goodwill for impairment at the reporting unit level.
In evaluating goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting units to their carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others.
Under a quantitative assessment, fair value of the Company’s reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (DCF) analysis. A number of judgments are involved in the application of the DCF model, including projections of business performance, weighted average cost of capital, and terminal values. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data derived from publicly traded peer group companies. The Company elected to perform a qualitative assessment during fiscal 2021 and a quantitative assessment during fiscal 2020 and determined for both periods that the fair value of the Company’s respective reporting units exceeded their carrying amounts.

Intangible Assets, net
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company amortizes its finite-lived intangible assets over their respective estimated useful lives. The Company reviews both indefinite-lived intangibles and finite-lived intangibles for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they may be impaired. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated statements of (loss) income and comprehensive (loss) income. The Company’s intangible assets consist of indefinite-lived trademarks and finite-lived customer relationships. Customer relationships have an estimated useful life of 15 years and are being amortized using the straight-line method.
Income Taxes
The Company is subject to both the United States of America (U.S.) and foreign income taxes. A current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the year.
Deferred income taxes are recorded to reflect the tax consequences on future years of the difference between the tax bases of assets and liabilities for income taxes and for financial reporting purposes using enacted tax rates in effect for the year in which differences are expected to reverse. The Company nets the deferred tax assets and deferred tax liabilities from temporary differences arising within the same tax jurisdiction and presents the net asset or liability as long term.
The Company assesses the need to account for deferred taxes on unremitted earnings of its foreign subsidiaries on an individual country basis according to management’s assertions regarding repatriation or permanent investment of each country’s accumulated earnings.
A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.
The Company classifies interest and penalties associated with tax liabilities as income tax expense in the consolidated statements of (loss) income and comprehensive (loss) income.
The Company provides for tax expense related to Global Intangible Low-Tax Income ("GILTI") in the year the tax is incurred.
The Company’s provision for income taxes includes the impact of provisions established for uncertain income tax positions, as well as any related interest and penalties. These reserves are adjusted given changing facts and circumstances, such as the closing of a tax audit, statute of limitation lapse or the refinement of an estimate. To the extent the final outcome of an uncertain income tax position differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists solely of foreign currency translation adjustments.
Foreign Currency
Assets and liabilities of consolidated foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated into U.S. dollars at average exchange rates for the applicable period. The adjustment resulting from translating the financial statements of such foreign subsidiaries into U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income.

For consolidated foreign subsidiaries whose functional currency is the U.S. dollar, transactions and balances denominated in the local currency are foreign currency transactions. Foreign currency transactions and balances related to non-monetary assets and liabilities are remeasured to the functional currency of the subsidiary at historical exchange rates while monetary assets and liabilities are remeasured to the functional currency of the subsidiary at period-end exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income in the period in which they occur.
Commitments and Contingencies
Certain conditions may exist as of the date of the consolidated financial statements which may result in a loss to the Company but will only be resolved when one or more future events occur or fail to occur. Such liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources, are recorded when the Company assesses that it is probable that a future liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which the Company assesses as being probable of realization, are recorded to the extent of related contingent liabilities accrued. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. The Company records gain contingencies when realized.
Deferred Financing Fees
Deferred financing fees represent third-party debt issuance costs associated with the related debt facility. Deferred financing fees associated with the Company’s debt agreements are treated as a discount on the outstanding debt balance and amortized over the term of the respective debt facility, using the effective interest rate method and reported as a component of interest expense. Debt discounts on the Company’s debt are reflected as a direct deduction from the carrying amount of the long-term portion of the related debt liability.
The Company recorded interest expense as it relates to deferred financing fees of $1.6 million, $1.8 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy. ASC 820, Fair Value Measurement, includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.
The fair value hierarchy consists of the following three levels:
•Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.
•Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The fair value of certain assets, such as nonfinancial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets, are recognized or disclosed in connection with impairment evaluations. All non-recurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2021 and 2020, because of the relatively short maturity of these instruments. Additionally, the Company estimates the fair value of the Term Loan, discussed in Note 14, Credit Agreements, using current market yields. These current market yields are considered Level

2 inputs. The fair value of the Term Loan was $485.0 million and $468.0 million at December 31, 2021 and 2020, respectively.
Stock-Based Compensation
The Company accounts for employee and Director equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, compensation expense is based on the grant date fair value of those awards and is recognized over the requisite service period for the respective award. The Company’s equity-based awards issued to employees include stock option awards, which vest based on either time or the achievement of certain performance and market conditions, as well as restricted stock units ("RSUs"). The RSUs are granted to both employees and directors. The fair value of the options and RSUs is determined using the grant date stock price of the Company’s common stock.
At the time of grant, the Company takes into consideration the timing of the equity award and evaluates for conditions that could result in the award to be considered spring loaded. The Company did not grant equity awards that would be considered spring loaded in 2021.
Compensation expense resulting from time vesting based awards will be recognized in the Company’s consolidated statements of (loss) income and comprehensive (loss) income, over the requisite service period (typically one to four years on an accelerated basis for time vested awards). Compensation expense resulting from performance awards will be recognized over the requisite service period when it is probable that the performance condition will be met. The calculated compensation expense for performance awards is adjusted based on an estimate of awards ultimately expected to vest. The Company records forfeitures as they occur.
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
Refer to Note 12, Stock-Based Compensation, for more information on equity-based awards and the related activity that occurred in connection with the IPO as well as post IPO.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. In the third quarter of 2021, the Company early adopted ASU 2018-15 and this adoption did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting and requires lessees to recognize virtually all their leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short term leases). The Company anticipates that the adoption of this standard will materially affect the consolidated balance sheet and may require changes to processes used to account for leases. The Company will adopt this new standard in the fiscal year beginning January 1, 2022, based on its status as an emerging growth company. The Company is electing the modified retrospective transition method, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the date of adoption.
The Company has evaluated to use the package of practical expedients, which permits the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. The Company has evaluated the short-term lease exception, which allows the Company to keep leases with terms of 12 months or less off the balance sheet. The Company has also evaluated the option to combine lease and non-lease components as a single component for the Company's entire population of lease assets. The Company continues to finalize its implementation efforts, and under the transition method, may record an adjustment to retained earnings as a cumulative effect adjustment as of January 1, 2022.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts, or a current expected credit loss (“CECL”) model. For trade receivables, loans, and other financial instruments, companies will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. In November 2019, the FASB issued ASU 2019-10 which delayed the effective date for the CECL standard. This guidance and related amendments is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is planning to adopt ASU 2016-13 in 2022 and anticipates that it will mainly impact accounts receivable and unbilled revenue. The Company has analyzed its historical credit loss experience and considered current conditions and reasonable forecasts in developing the expected credit loss rates. The Company is currently finalizing the CECL methodology and is assessing the impact to the applicable outstanding balances. Once the Company's CECL methodology is finalized, the Company intends to record an adjustment to retained earnings as a cumulative-effect adjustment.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of this ASU on the consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023 based on its status as an emerging growth company.
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities About Government Assistance (Topic 832), which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the ASU’s provisions either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2022 based on its status as an emerging growth company.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the years ended December 31, 2021, 2020 and 2019 was 65%, 61% and 64%, respectively.
As of December 31, 2021 and 2020, approximately 73% and 74%, respectively, of trade accounts receivable and unbilled accounts receivable was due from customers located outside the United States. At December 31, 2021 and 2020, the Company had net fixed assets of $26.6 million and $21.8 million, respectively, outside the United States.
Note 2 – Revenue Recognition
The Company disaggregates revenues from contracts with customers by geographic customer location, industry vertical and revenue contract types. Geographic customer location is pertinent to understanding the Company's revenues, as the Company generates its revenues from providing professional services to customers in various regions across the world. The Company groups customers into one of five industry verticals. Revenue contract types are differentiated by the type of pricing structure for customer contracts, which is predominantly time-and-materials, but also includes fixed price contracts.
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Year Ended December 31,
	2021	2020	2019
Customer Location:
North America (1)	$396,491	$321,237	$296,534
APAC (2)	358,596	248,776	241,765
Europe (3)	267,121	195,372	191,237
LATAM	47,737	37,990	42,655
Total revenues	$1,069,945	$803,375	$772,191
(1)For the years ended December 31, 2021, 2020 and 2019, the United States represented 34.8%, or $372.8 million; 38.2%, or $307.2 million; and 36.6%, or $282.5 million, respectively, of the Company’s total revenues. Canadian operations were determined to be immaterial given the revenues generated from such operations as a percentage of total North America revenues was less than 10% for each of the years.
(2)For the year ended December 31, 2021, Australia, which is included in the Asia-Pacific region ("APAC"), represented 10.9%, or $116.5 million, of the Company's total revenues. For the year ended December 31, 2021, the revenues generated in China as a percentage of the Company’s total revenues was less than 10.0%. For the years ended December 31, 2020 and 2019, the revenues generated in Australia as a percentage of the Company’s total revenues was less than 10%. For the years ended December 31, 2020 and 2019, the revenues generated in China were 10.4%, or $83.5 million, and 11.9%, or $91.5 million, respectively, of the Company's total revenues.

(3)For the year ended December 31, 2021, Germany and the United Kingdom, which are included in the Europe region, represented 10.6%, or $113.8 million, and 10.8%, or $115.2 million, of the Company’s total revenues, respectively. For the year ended December 31, 2020, the revenues generated in Germany and the United Kingdom represented 10.1%, or $81.5 million, and 11.1%, or $89.2 million, of the Company’s total revenues, respectively. For the year ended December 31, 2019, the revenues generated in Germany and the United Kingdom represented 10.0%, or $77.1 million, and 12.6%, or $97.2 million, of the Company’s total revenues, respectively.
Other foreign countries were determined to be immaterial given the revenues generated from such operations as a percentage of the Company’s total revenues was less than 10% for the years ended December 31, 2021, 2020 and 2019.
The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Year Ended December 31,
	2021	2020	2019
Technology and business services	$288,709	$228,514	$174,049
Energy, public and health services	275,279	200,785	152,238
Retail and consumer	203,193	141,729	149,739
Financial services and insurance	170,492	123,291	152,419
Automotive, travel and transportation	132,272	108,656	142,061
Other	—	400	1,685
Total revenues	$1,069,945	$803,375	$772,191
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contract Types:
Time-and-material	$872,271	$675,715	$662,710
Fixed-price	197,674	127,313	107,862
Licensing	—	347	1,619
Total revenues	$1,069,945	$803,375	$772,191
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of December 31,
	2021	2020
Contract assets included in unbilled receivables	$25,408	$19,790
Contract liabilities included in deferred revenue	$13,807	$11,720
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the years ended December 31, 2021 and 2020, the Company recognized $11.4 million and $9.0 million, respectively, of revenues that were included in current liabilities at the prior year end.

Transaction Price Allocated to Remaining Performance Obligations
The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less.
Note 3 – Acquisitions
On January 12, 2021, the Company entered into an equity purchase agreement (the “Gemini Purchase Agreement”) with Gemini Solutions, LLC, ("Gemini") a California limited liability company (previously Gemini Solutions, Inc., a California corporation), LTN Ventures, Inc. (“LTN”), a California corporation, Theodor Nissim and Lisa Nissim. On January 29, 2021, the Company entered into an equity purchase agreement (the “Fourkind Purchase Agreement”) with the sellers of Fourkind Global Oy ("Fourkind"), a Finnish limited liability company.
The Company completed the acquisitions of the two businesses, Gemini, a software development and consulting services firm with a development center in Romania covering a broad spectrum of technologies across the entire software product development lifecycle, and Fourkind, a Finnish consulting services firm that combines machine learning and data science with strategy, design and engineering, in all cash transactions during the first quarter of 2021 for an aggregate gross purchase price of $46.6 million, or $44.8 million net of cash acquired of $1.8 million.
These acquisitions were intended to complement existing operations and to expand into new geographic markets. The Company accounted for these acquisitions under ASC 805, Business Combinations. The goodwill identified by these acquisitions reflects the benefits expected to be derived from expansion, as well as certain operational synergies. The fair value of the net assets acquired for these businesses was determined using Level 3 inputs, for which little or no market data exists, requiring the Company to develop assumptions regarding future cash flow projections. Upon consummation of these acquisitions, each of these businesses is now wholly-owned by the Company. The results of operations of these acquired businesses have been included in the consolidated statements of (loss) income and comprehensive (loss) income from the acquisition date. Pro forma results of operations for these acquisitions are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company's consolidated results of operations.
Aggregate acquisition-related costs of $8.5 million for the year ended December 31, 2021 were included within selling, general and administrative expenses within the consolidated statements of (loss) income and comprehensive (loss) income.
The Company's final allocation of the fair value of underlying assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total
Customer relationship	$11,100
Property and equipment	259
Other assets/liabilities, net	4,228
Deferred taxes	(1,646)
Goodwill	32,615
Total gross purchase price	$46,556
Goodwill represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed. For the Fourkind acquisition, the changes in fair value allocated to goodwill, tangible and intangible assets are not deductible for tax purposes. The Gemini acquisition was considered an asset acquisition for tax purposes; therefore, goodwill of $25.2 million is deductible for tax purposes.

Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2019	$314,037
Changes due to exchange rates	4,114
Balance as of December 31, 2020	318,151
Additions due to acquisitions	32,615
Changes due to exchange rates	(4,047)
Balance as of December 31, 2021	$346,719
The following is a summary of other intangible assets as of December 31, (in thousands):

	As of December 31,
	2021	2020
Customer relationships	$177,100	$166,000
Less accumulated amortization	46,184	34,122
Customer relationships, net	130,916	131,878
Trademark	273,000	273,000
Total intangible assets, after amortization	403,916	404,878
Changes due to exchange rates	(5,049)	(2,823)
Intangible assets, net	$398,867	$402,055
Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the Company’s finite-lived intangible assets was 10.6 years and 11.9 years as of December 31, 2021 and 2020, respectively. Amortization expense related to these intangible assets was $12.0 million, $10.5 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Total
2022	$12,300
2023	12,300
2024	12,300
2025	12,300
2026	12,300
Thereafter	69,416
$130,916

Note 5 – Income Taxes
(Loss)/Income Before Provision for Income Taxes
(Loss)/income before provision for income taxes based on geographic location is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
(Loss)/income before provision for income taxes:
United States	$(36,767)	$45,679	$(7,367)
Foreign	23,292	56,768	55,204
Total	$(13,475)	$102,447	$47,837
Provision for Income Taxes
The provision/(benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$9,839	$704	$768
State	5,071	2,316	1,962
Foreign	24,199	18,001	13,310
Total Current	39,109	21,021	16,040

Deferred:
Federal	(10,957)	5,972	4,623
State	(2,969)	862	1,618
Foreign	(15,035)	(4,691)	(2,864)
Total Deferred	(28,961)	2,143	3,377
Total Income Tax Expense	$10,148	$23,164	$19,417
On June 10, 2021, the United Kingdom enacted legislation increasing its corporate income tax rate from 19% to 25% beginning April 1, 2023. As a change in tax law is accounted for in the period of enactment, the Company recorded a $0.9 million tax expense on the remeasurement of the Company’s United Kingdom net deferred tax liabilities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, permits U.S. federal net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further, the CARES Act permits modifications to the limitation of business interest (“Section 163(j)”) for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. In 2020, the Company completed its analysis to determine the effect of the CARES Act and recorded a $4.2 million tax benefit as of December 31, 2020 from the carryback of 2018 U.S. federal net operating losses to the 2014 taxable year. The Company recorded the refund as an income tax receivable.

Effective Tax Rate Reconciliation
A reconciliation of the Company’s provision for income taxes to income taxes computed at the U.S. federal statutory income tax rate of 21% is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision for income taxes at federal statutory rate	$(2,830)	$21,514	$10,046
Increase/(decrease) in taxes resulting from:
Non-deductible expenses	3,065	1,297	652
Research and development and foreign tax credits	(16,311)	(13,251)	(7,255)
Effect of foreign taxes and foreign exchange rates	4,675	4,082	1,237
GILTI and related international adjustments	8,971	6,714	11,188
§162(m) limitation on executive compensation	7,709	—	—
Stock-based compensation excess tax benefits	(8,206)	(22)	(413)
US state income taxes, net of federal tax benefit	585	2,892	2,763
Change in deferred tax valuation allowance	11,067	4,145	(8)
CARES Act US federal net operating loss carryback benefit	—	(4,188)	—
U.K. rate change	855	—	—
Adjustments of prior year estimates and other	(2,566)	(1,585)	341
Adjustments associated with income tax uncertainties	3,134	1,566	866
Total income tax expense	$10,148	$23,164	$19,417
Deferred Income Taxes
The components of the Company’s deferred tax assets and liabilities include the following (in thousands):

	As of December 31,
	2021	2020
Deferred income tax assets on:
Accrued expenses	$6,650	$7,765
Goodwill	1,305	47
Net operating loss carryforwards	6,394	7,664
Research and development and foreign tax credit carryforwards	1,505	2,896
Allowance for doubtful accounts	2,717	3,012
Fixed assets	1,817	732
Stock-based compensation	38,050	1,399
Business interest	6,727	3,586
Other assets	2,122	1,312
Total deferred tax assets	67,287	28,413
Total valuation allowance	(17,703)	(6,834)
Total deferred tax assets	$49,584	$21,579

	As of December 31,
	2021	2020
Deferred tax liabilities:
Unremitted earnings of subsidiaries and unrealized translation gains	$(3,878)	$(3,987)
Prepaid expenses	(2,597)	(1,585)
Fixed assets	(1,071)	(783)
Deferred revenue	—	(1,529)
Customer relationships	(33,500)	(33,662)
Trademark	(73,028)	(73,028)
Internally developed software	(1,280)	(430)
Other liabilities	(932)	(593)
Total deferred tax liabilities	(116,286)	(115,597)
Total deferred tax liabilities, net	$(66,702)	$(94,018)
Management believes that it is more likely than not that certain deferred tax assets will not be realized. At December 31, 2021 and 2020, the Company established a full valuation allowance for deferred tax assets in select non-US jurisdictions of approximately $8.1 million and $0.4 million, respectively. The Company established a valuation allowance of approximately $8.9 million and $4.3 million at December 31, 2021 and 2020, respectively, for a separate company U.S. federal net operating loss carryforward and separate company U.S. federal limitation of business interest. The Company established a valuation allowance of approximately $0.8 million and $2.1 million for certain foreign tax credits at December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, the Company had U.S. state net operating loss carryforward benefits of $0.5 million and $0.6 million, respectively. The majority of U.S. state net operating loss carryforwards have expiration periods that range from 10 to 20 years.
At December 31, 2021 and 2020, the Company had foreign net operating loss carryforwards of approximately $15.2 million and $23.5 million, respectively. For all material jurisdictions, the net operating loss carryforward period is indefinite.
As of December 31, 2021 and 2020, the Company does not assert permanent reinvestment on previously taxed foreign earnings with the exception of India, where the Company is permanently reinvested. Deferred tax liabilities of $3.0 million and $2.6 million, respectively, have been accrued on the foreign withholding taxes due upon repatriation. At December 31, 2021 and 2020 a deferred tax asset of $0.1 million and $0.5 million, respectively, has been accrued and recorded to other comprehensive income for cumulative foreign currency translation on previously-taxed earnings and profits of the Company’s controlled foreign corporations. Additional tax implications of future repatriations were considered and deemed immaterial.
Unrecognized Tax Benefits
As of December 31, 2021 and 2020, the Company recorded $11.3 million and $8.1 million, respectively, of unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$8,123	$6,557	$5,768
Additions for tax positions related to the current year	2,068	1,219	1,306
Additions for tax positions related to prior years	1,923	706	180
Reductions for tax positions related to prior years	(505)	(316)	(239)
Statute of limitations expirations	—	(43)	—
Settlements with tax authorities	—	—	(458)
Balance, end of year	$11,609	$8,123	$6,557
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021, 2020 and 2019, the income tax expense/(benefit) recognized for interest and penalties related to unrecognized tax benefits was $0.3 million, $0.1 million and $(0.1) million, respectively. At December 31, 2021 and 2020, the Company had cumulative liabilities for penalties and interest related to unrecognized tax benefits of approximately $1.6 million and $1.3 million, respectively. There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company files tax returns in the U.S. federal, various U.S. states, and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018. The Company’s India subsidiary is no longer subject to income tax examinations by tax authorities in India for years before 2005. For the remaining foreign tax jurisdictions, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2016.
Note 6 – Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Automobile	$38	$32
Computer equipment	37,847	27,148
Software, including internal-use	13,575	7,518
Leasehold improvements	20,425	19,390
Office furniture and equipment	7,968	7,162
	79,853	61,250
Less: accumulated depreciation and amortization	(45,353)	(34,903)
Property and equipment, net	$34,500	$26,347
Depreciation and amortization expense for property and equipment was $17.5 million, $16.0 million and $12.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 7 – Redeemable, Convertible Preferred Stock
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
The Company recorded all shares of Preferred Stock net of offering costs at their respective fair values on the dates of issuance. The Preferred Stock was classified outside of stockholders’ equity in the consolidated financial statements, as the Preferred Stock was redeemable under circumstances that qualified as a deemed liquidation event, which would have been outside the control of the Company. In the event of certain deemed liquidation events, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the holders of Preferred Stock, then outstanding, would have been paid out an amount equal to the greater of (i) such amount payable had all the Preferred Stock converted to common stock and (ii) the original Preferred Stock issuance price subject to appropriate equitable adjustment subject to any stock dividend, stock split or other recapitalization, or if the deemed liquidation event is consummated within two years following the original issuance date the amount that would result in a preferred internal rate of return of 10% per annum.
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
The holders of Preferred Stock were entitled to receive dividends on an as-converted to common stock basis as if all outstanding shares of Preferred Stock had been converted into Class A Common Stock or Class B Common Stock (with conversion to Class B applicable only as long as any shares of Non-Voting Preferred Stock are outstanding) on the date of such event. Dividends were discretionary and were not cumulative. On April 6, 2021, the Board, through unanimous written consent, approved the Company’s declaration of a $325.0 million dividend, including $10.0 million held for withholding tax, or $50.71 per share dividend, of which $59.6 million was to preferred shareholders. The record date was April 1, 2021, with payment dates to common shareholders on or about April 6, 2021, and on April 16, 2021 to preferred shareholders, respectively.
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
Upon the completion of the IPO, all 59,489,958 shares of the Company’s outstanding redeemable convertible preferred stock, adjusted for an approximate 43.6-for-1 stock split, converted into an equivalent number of shares of common stock on a 1-for-1 basis and their carrying value of $826.0 million was reclassified into stockholders’ equity. Further, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board. As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
Note 8 – Tender Offer
During the first quarter of 2021, the Board approved, and the Company completed a tender offer of common shares which was funded from the proceeds of the redeemable, convertible preferred stock offering (Note 7, Redeemable, Convertible Preferred Stock). As a result, the Company acquired 1,156,775 shares of its common stock (1,138,537, 12,979, and 5,259 shares of the Company's former Class A, B, and C common shares, respectively). The Company also purchased and cancelled vested options from employees and directors through the tender offer. In this Note, the shares presented have not been adjusted for an approximate 43.6-for-1 stock split.
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
Note 9 – (Loss) Earnings Per Common Share
Basic (loss) earnings per common share is computed by dividing the net (loss) income allocated to common shareholders by the weighted average of common shares outstanding for the period.
Diluted loss per common share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and unvested equity-settled RSUs, to the extent dilutive. Basic and diluted loss per common share is the same for the current period ended, as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. For comparability purposes, all prior period share amounts presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split, and share counts below also reflect the conversion of preferred stock to common stock on a 1-for-1 basis upon the occurrence of the IPO.

The components of basic and diluted (loss) earnings per common share are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Basic (loss) earnings per common share:
Net (loss) income	$(23,623)	$79,283	$28,420
Preferred stock dividends	(59,642)	—	—
Earnings allocated to Preferred Stock	—	(6,171)	—
Net (loss) income allocated to common shareholders – Basic	$(83,265)	$73,112	$28,420

Weighted average common shares outstanding – Basic	254,271,997	278,225,009	277,762,271
Basic (loss) earnings per common share	$(0.33)	$0.26	$0.10

Diluted (loss) earnings per common share:
Net (loss) income allocated to common shareholders – Basic	(83,265)	73,112	28,420
Weighted average shares outstanding – Basic	254,271,997	278,225,009	277,762,271
Dilutive effect of:
Employee stock options and common shares (1)	—	6,357,527	3,733,369
Weighted average common shares outstanding – Diluted	254,271,997	284,582,536	281,495,640
Diluted (loss) earnings per common share	$(0.33)	$0.26	$0.10
(1) Reflects the dilutive effects of applying the treasury stock method to the employee stock options, after effects of an approximate 43.6-for-1 stock split noted above. Dilutive options include time and performance vesting options. Performance vesting options represent the accelerated vesting of all performance vesting options upon the occurrence of the IPO, and are only reflected in the denominator of pro forma earnings per share, diluted, as the performance vesting options are fully vested at the date of the IPO, and are not assumed to be exercised. For periods where the Company was in a net loss, dilutive options were excluded but would have been dilutive if the Company was not in a net loss.
The following potentially dilutive securities were excluded from the computation of diluted (loss) earnings per common share calculations because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Employee stock options and RSUs	23,614,364	—	—

Note 10 – Commitments and Contingencies
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
Commitment and contingencies primarily includes operating leases. The Company leases certain facilities and equipment under various non-cancelable operating leases that expire through June 2031, some of which include one or more options to extend the leases, generally at rates to be determined in accordance with the agreements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Options to extend the lease are included in the future minimum lease payments schedule below if they are reasonably certain of being exercised. We do not have significant finance leases.
As of December 31, 2021, aggregate future minimum lease payments, net of sublease income, under all operating leases are as follows (in thousands):

Total
2022	$17,557
2023	11,690
2024	6,849
2025	3,955
2026	3,027
Thereafter	6,088
Total future minimum lease payments	$49,166
Total rent expense for all operating leases for the years ended December 31, 2021, 2020 and 2019 were $19.4 million, $18.6 million and $18.0 million respectively.
Note 11 – Stockholders' Equity
Redeemable Convertible Preferred Stock
In September 2021, upon the closing of the Company's IPO, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 1,365,058 shares (pre-stock split) of common stock.
Further, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors.
Common Stock
In connection with the IPO, all classes of shares of the Company's common stock then outstanding were converted into 5,259,163 shares (pre-stock split) of common stock on a one-to-one basis. As a result, the securities of the Company are represented by shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all shares of common stock will participate pro rata in such payment whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding.
As of December 31, 2021, there were 1,000,000,000 shares of common stock authorized and 305,132,181 shares of common stock outstanding.
Note 12 – Stock-Based Compensation
Equity Incentive Plans
On October 12, 2017, the Company approved the 2017 Stock Option Plan (the “2017 Plan”) for the purpose of providing an incentive compensation structure to participants. Under the 2017 Plan, the Company may make awards to such present and future officers, directors, employees, consultants and advisors of the Company as may be selected at the sole discretion of the Board . The option awards gave the participant the right to purchase the Company's former Class C common stock for a prespecified exercise price. As a result of the IPO, the Company no longer grants awards under the 2017 Plan, and all previously awarded options can now be exercised for, when vested and exercisable, only the Company's current common stock.

In September 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Omnibus Plan”) to assist the Company in attracting, retaining, motivating, and rewarding certain employees, officers, directors, and consultants of the Company and its Affiliates and promoting the creation of long-term value for stockholders, which became effective in connection with the IPO. A total of 62,048,123 shares of the Company’s common stock have been reserved for issuance under the 2021 Omnibus Incentive Plan.
The Company recorded total stock-based compensation expense of $157.9 million, $1.7 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The income tax benefit recognized for the years ended December 31, 2021 and 2019 was $0.5 million and $0.4 million, respectively. There was no income tax benefit for the year ended December 31, 2020.
Time and Performance Vesting Options
Under the 2017 Plan, eligible employees received non-qualified stock options as a portion of their total compensation. The options vest on a graded time vesting schedule (“Time Vesting Options”) over a vesting term of four years and a contractual term of 10 years, with 37.5% vesting on the 18-month anniversary and 6.25% vesting every three months for the remainder of the 48-month period. 100% of the time-vesting options vest immediately upon a change of control. Any unvested options will be forfeited upon termination of employment.
The Company's 2017 Plan permits imposing lock-up restrictions on participants in connection with the IPO. Pursuant to the 2017 Plan, the Company imposed a lock-up restriction, subject to limited exceptions, on selling, transferring or otherwise disposing of options and shares of common stock issuable pursuant to the exercise of options, for a period of one year following the consummation of the IPO, provided that such restriction will lapse as to 50% of such options and shares after six months following the consummation of the offering. No stock option awards were granted during the third and fourth quarters of 2021.
The following is a summary of time vesting option activity for the year ended December 31, 2021 (in thousands, except share and per share data):

	Time Vesting (1)	Weighted Average Exercise Price (1)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2020	10,462,531	$2.76
Granted	1,068,283	14.05
Forfeited	(153,960)	5.30
Exercised	(966,005)	2.36
Cancelled	(1,752,878)	2.88
Expired	—	—
Balance at December 31, 2021	8,657,971	$4.13	$196,362	6.8

Vested and exercisable at December 31, 2021	6,252,120	$2.47	$152,177	6.1

Vested and expected to vest at December 31, 2021	8,657,971	$4.13	$196,362	6.8
(1)Options presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split.
As of December 31, 2021, total compensation cost related to time vesting options not yet recognized was $8.3 million, which will be recognized over a weighted-average period of 1.7 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the Plan.

The following is a summary of performance vesting option activity for the year ended December 31, 2021 (in thousands, except share and per share data):

	Performance Vesting (1)	Weighted Average Exercise Price (1)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2020	15,440,716	$2.66
Granted	1,397,260	14.05
Forfeited	(185,953)	5.15
Exercised	(203,081)	2.38
Cancelled	(1,009,831)	3.60
Expired	—
Balance at December 31, 2021	15,439,111	$3.60	$358,300	6.5

Vested and exercisable at December 31, 2021	15,439,111	$3.60	$358,300	6.5

Vested and expected to vest at December 31, 2021	15,439,111	$3.60	$358,300	6.5
(1)Options presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split.
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
On September 9, 2021, the Board, through unanimous written consent, approved a modification to the Company's 2017 Stock Option Plan which, upon completion of the IPO, a sponsor return of 2.8x times sponsor investment was certified as having been achieved, and the service condition under the Plan that participants must provide at least 18 months of continuous service following the grant date in order for performance vesting options to vest was waived. Additionally, the Board also approved accelerated vesting of all remaining, unvested former Class C performance vesting options, after the achievement of such sponsor return, which resulted in all performance vesting options becoming fully vested upon pricing of the IPO.
The acceleration of vesting was accounted for as a modification of the terms of the original award that affected 343 employees and resulting in incremental stock-based compensation expense of $54.0 million.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees:

	Year Ended December 31,
	2021 (1)	2020 (1)	2019 (1)
Risk-free interest rate	0.1%	0.1%	1.5%
Dividend yield	—%	—%	—%
Expected volatility	55.0%	55.0%	40.0%
Expected term (years)	1	2	3
(1)The risk-free interest rate is based on the rates of U.S. Treasury securities with a maturity similar to the term to liquidity, continuously compounded. The expected equity volatility is estimated based on an analysis of guideline public companies’ historical volatility. As these stock options were awarded prior to the IPO, the expected term was estimated based on management’s assumptions of time to a liquidity event.
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $24.9 million, $0.8 million and $1.8 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $10.32, $5.71 and $1.37, respectively.
Stock Appreciation Rights (“SARs”)
In December 2017, the Board approved a plan (the “SARs Plan”) to enable all permanent employees, current and future, to participate in the growth in the equity value of the Company in the event of a future liquidity event. A liquidity event is triggered when the sponsor sells at least 75% of its ownership.
During the year ended December 31, 2021, the Company granted SARs to employees. Each stock appreciation right represents the right to receive, in cash, the excess of the fair market value over the grant price on the exercise date.
On September 9, 2021, the Board, through unanimous written consent, approved a modification to the Company's Stock Appreciation Rights Plan (the “SARs Plan”) which, upon completion of the IPO, was discontinued and all outstanding stock appreciation rights ("SARs") were converted to restricted stock units (“RSUs”). RSUs granted in connection with the SARs conversion will vest after six months and twelve months after the IPO close date with 50% on each vesting date, such that 100% of RSUs related to the SARs conversion will be fully vested on September 17, 2022, twelve months after the closing of the IPO. A total of 6,701,133 shares of common stock underlying RSUs were issued in connection with the conversion of SARs upon completion of the IPO.
The completion of the IPO of the Company’s common stock did not meet the definition of a liquidity event, as defined in the SARs Plan. As a liquidity event was not triggered, the conditions associated with SARs were not considered probable of occurring. No SARs were granted or converted after September 9, 2021.

The following is a summary of SARs activity, representing the conversion of SARs to RSUs, for the year ended December 31, 2021:

	Number of Stock Appreciation Rights (1)	Weighted Average Grant Date Fair Value (1)
Balance at December 31, 2020	9,032,006	$3.47
Granted	3,096,082	14.05
Forfeited	(1,681,980)	5.77
Intrinsic Value Adjustment (2)	(3,744,975)	12.19
SARs Conversion	(6,701,133)	21.00
Balance at December 31, 2021	—	$—
(1)Shares presented have been retroactively adjusted to give effect to an approximate 43.6-for-1 stock split.
(2)The intrinsic value adjustment is the IPO price of $21.00 per SAR, less the original grant date fair value, plus an incremental value of $100.00 per SAR.
Restricted Stock Units (“RSUs”)
In September 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period. Certain RSUs granted during the year ended December 31, 2021, have varying vesting schedules:
(1)a 28 month cliff vest subsequent to the IPO Closing Date;
(2)a 12 month cliff vest subsequent to the IPO Closing Date;
(3)a 6 and 12 month period vest subsequent to the IPO Closing Date (with 50% vesting after 6 months and 50% vesting at the end of the 12 month term);
(4)immediate vesting upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”);
(5)a 3 year ratable vesting period subsequent to IPO Closing Date (with 34% vesting during the first year, and 33% vesting during the second and third years); and
(6)a 4 year ratable vesting period (with 25% vesting each year).
All RSUs granted as a result of the IPO, including the RSUs granted in connection with the SARs conversion, include a lock-up period of 6 months before the participants may redeem the shares. Throughout the vesting period and the lock-up period, shareholders are subject to the market risk on the value of their shares.
The following is a summary of RSU activity for the year ended December 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at December 31, 2020	—	$—	$—
Granted (1)	7,980,274	25.26
Granted - SARs conversion (2)	6,701,133	21.00
Forfeited	(552,685)	21.38
Vested	—	—
Unvested balance at December 31, 2021	14,128,722	$23.39	$378,791
(1)Includes a one-time grant awarded at IPO as well as a grant awarded in the fourth quarter. The amount of granted RSUs does not include 4.3 million that were contingent upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”), which occurred on February 25, 2022.
(2)The SARs conversion was an IPO related one-time event.
As of December 31, 2021, total compensation cost related to all RSUs not yet recognized was $241.3 million, of which $154.7 million is IPO related and considered nonrecurring. The remainder of $86.6 million is expected to be reoccurring in relation to the annual grant. The unamortized expense is anticipated to be recognized over a weighted-average period of 1.6 years.
Note 13 – Benefit Plans
The Company sponsors a 401(k) plan for substantially all U.S. employees. Employees are allowed to make contributions to the plan through withholdings of their salary. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan for the years ended December 31, 2021, 2020 and 2019, totaled $4.5 million, $3.8 million and $3.6 million, respectively. The Company also maintains similar defined contribution plans in the United Kingdom, Canada, Spain, Italy, Singapore, and Thailand. Total employer contributions under these plans for the years ended December 31, 2021, 2020 and 2019 were $8.8 million, $7.3 million and $6.7 million, respectively.
Note 14 – Credit Agreements
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
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin based on the Company’s leverage ratio, plus either (a) a base rate or (b) a LIBOR rate, at the Company's option, subject to interest rate floors. For the first full quarter after the Amendment Restatement date, the interest rate per annum is equal to (a) 3.25% for LIBOR based borrowings and (b) 2.25% for base rate borrowings, subject to interest rate floors. The interest rate reduced by 0.25% upon the completion of the IPO for both LIBOR and base rate borrowings.
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
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of December 31, 2021, the Company was in compliance with its debt covenants.
The Company incurred and capitalized deferred financing fees, or third-party debt issuance costs, of $7.1 million related to the restated credit agreement for the year ended December 31, 2021. The debt issuance costs are recorded as reductions of the outstanding long-term indebtedness. The Term Loan is paid in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan.
On August 10, 2021, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan. The Company made an additional $100.0 million voluntary prepayment on October 20, 2021. As a result of the prepayments, the Company wrote off $2.1 million of deferred financing fees, which is reflected in other (expense) income, net in the consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2021.
The following table presents the Company's outstanding debt and borrowing capacity (in thousands):

	As of December 31,
	2021	2020
Availability under revolving credit facility (due March 26, 2026)	$165,000	$85,000
Borrowings under revolving credit facility	—	—
Long-term debt (due March 24, 2028), including current portion	504,530	439,757
Interest rate	3.5%	4.8%
The carrying value of the Company’s credit facilities (including current maturities) was as follows (in thousands):

	As of December 31,
	2021	2020
Long-term debt, less current portion	$502,488	$440,497
Capitalized deferred financing fees	(5,108)	(5,305)
Long-term debt	497,380	435,192
Current portion of long-term debt	7,150	4,565
Total debt carrying value	$504,530	$439,757
As of December 31, 2021, the Company’s future principal cash payments for the Term Loan are as follows (in thousands):

Total
2022	$7,150
2023	7,150
2024	7,150
2025	7,150
2026	7,150
2027	7,150
2028	466,738
Total future principal cash payments	$509,638

Note 15 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	As of December 31,
	2021	2020
Accrued interest expense	$76	$85
Accrued employee expense	2,320	1,786
Accrued travel expense	514	383
Operating lease expenses	262	212
Insurance charges	170	257
Professional fees	5,188	10,320
Withholding taxes payable	26,077	43
Other taxes payable	9,402	8,643
Rebates payable	943	2,307
Other accrued expenses	6,741	5,713
Accrued expenses	$51,693	$29,749
Note 16 – Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balance for each component of accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020	2019
Foreign currency translation:
Beginning balance	$(1,589)	$(10,067)	$(12,961)
Foreign currency translation (loss)/gain	(8,225)	8,728	3,639
Income tax expense	(1,049)	(250)	(745)
Foreign currency translation, net of tax	(9,274)	8,478	2,894
Ending balance	(10,863)	(1,589)	(10,067)
Accumulated other comprehensive loss	$(10,863)	$(1,589)	$(10,067)
Note 17 – Subsequent Events
On January 18, 2022, the Company granted 717,111 RSUs. Total stock-compensation expense to be recognized related to these awards is $16.5 million, over a weighted average period of 1.02 years.
In order to allow employees in China to participate in equity based award grants, the Company is required to obtain approval through registration per the requirements as outlined by the People's Republic of China Central State Administration of Foreign Exchange ("China SAFE"). The Company received approval on February 25, 2022. Thoughtworks has awarded its employees in China 4.4 million RSU shares to date, including 2021 and January 2022 grants. At the time of China SAFE approval, 1.2 million shares immediately vested and were eligible for release. The remaining shares will vest between 2022 and 2025. The Company recorded $48.9 million of stock-compensation expense upon approval of China SAFE in the first quarter of 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
The Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted by the transition period established under the rules of the SEC for newly public companies.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Below is a list of the names, ages (as of March 8, 2022), positions and a brief account of the business experience of the individuals who serve as (i) our executive officers and (ii) our directors.

Name	Age	Position
Guo Xiao	48	Chief Executive Officer and Director
Erin Cummins	43	Chief Financial Officer
Ange Ferguson	44	Chief Transformation Officer
Sai Mandapaty	55	Chief Commercial Officer
Ramona Mateiu	44	Chief Legal Officer & Chief Compliance Officer
Christopher Murphy	49	Chief Executive Officer of Thoughtworks North America
Joanna Parke	44	Chief Talent Officer
Dr. Rebecca Parsons	61	Chief Technology Officer
Chad-Affonso Wathington	43	Chief Strategy Officer
Julie Woods-Moss	57	Chief Marketing Officer
Ian Davis	70	Director, Chair
Robert Brennan	62	Director
Jane Chwick	59	Director
Rohan Haldea	43	Director
Gina Loften	56	Director
Salim Nathoo	50	Director
William Parrett	76	Director
Roxanne Taylor	65	Director

Guo Xiao has served as our Chief Executive Officer since 2013 and as a member of our Board since 2017. Prior to that, Mr. Guo was Managing Director of Thoughtworks China from 2007 to 2013 and served as Head of Technology of Thoughtworks China from 2004 to 2007. Mr. Guo worked as a Senior Agile Software Developer for Thoughtworks United Kingdom from 2002 to 2004. At the beginning of his career, from 1999 to 2002, Mr. Guo worked as an Agile Software Developer for Thoughtworks US. Mr. Guo earned a Bachelor of Science in Chemistry from Peking University; a Master of Science in Chemistry from Northwestern University, where he also completed the Executive Development Program at the Kellogg School of Management; and a Master of Science in Computer Science from Loyola University Chicago. We believe Mr. Guo is qualified to serve on our Board due to his management experience, operational expertise and historical insight into our business.
Erin Cummins has served as our Chief Financial Officer since 2014. Prior to that, Ms. Cummins was Head of Operations and Finance for Thoughtworks Europe. Ms. Cummins has served in various leadership roles in the organization spanning across multiple countries, with both financial and operational responsibilities. Prior to joining Thoughtworks in 2004, Ms. Cummins was an auditor for Plante Moran from 2001 to 2004. Ms. Cummins earned her Bachelor of Arts and Master of Science (Professional Accounting) degrees from Michigan State University.
Ange Ferguson has served as our Chief Transformation Officer since 2018. Prior to that, Ms. Ferguson was Group Managing Director of Thoughtworks Asia Pacific from 2015 to 2018 and Managing Director of Thoughtworks Australia from 2013 to 2015, and she performed management roles in both Australia and India from 2010 to 2013. Ms. Ferguson joined Thoughtworks in 2006 as a Principal Consultant in Australia. Prior to joining Thoughtworks, Ms. Ferguson worked in program management and analyst roles at ColesMyer Group,

Tenix Toll Defence Logistics, ANZ and Sapient in Australia, and the Financial Services Authority in the United Kingdom. Ms. Ferguson also serves as an advisory board member for Hitnet and the Ai Group in Australia. Ms. Ferguson earned a Bachelor of Computing with a minor in Philosophy from Monash University.
Sai Krishna Mandapaty has served as our Chief Commercial Officer since 2017. Prior to that, Mr. Mandapaty was Global Head of Strategy from 2015 to 2017, Global Head of Strategic Clients from 2014 to 2015 and Global Head of Demand from 2010 to 2015. Prior to joining Thoughtworks in 2010, Mr. Mandapaty worked at Satyam Computer Services (later acquired by Tech Mahindra) in various capacities, including leading the Financial Services business unit. Mr. Mandapaty’s earlier employment was with Bosch India and Wipro Technologies. Mr. Mandapaty earned a Bachelor of Engineering (Mechanical) from Visvesvaraya National Institute of Technology and a Post Graduate Diploma in Management from Indian Institute of Management Bangalore.
Ramona Mateiu has served as our Chief Legal Officer since 2017 and as our Chief Compliance Officer since 2018. Prior to that, Ms. Mateiu served as Thoughtworks Deputy General Counsel in 2017 and as Head of Legal for Thoughtworks North America from 2009 to 2017. Ms. Mateiu previously served as Associate General Counsel at PrivateBancorp (now part of CIBC). Before joining PrivateBancorp, Ms. Mateiu served in a legal role at Thoughtworks from 2008 to 2009 and was a corporate associate at Schiff Hardin LLP. Ms. Mateiu earned a Juris Doctor from the University of California at Berkeley School of Law and a Bachelor of Arts in Economics from the University of Illinois at Urbana-Champaign.
Christopher Murphy has served as our Chief Executive Officer for Thoughtworks North America since 2018. Prior to that, Mr. Murphy was Group Managing Director of Europe, Middle East and South Asia from 2015 to 2018, Chief Strategy Officer and Global Head of Marketing from 2012 to 2015, Managing Director of Asia Pacific from 2008 to 2012 and Associate General Counsel from 2004 to 2007. Prior to joining Thoughtworks, Mr. Murphy was a Senior Solicitor in the Intellectual Property and Information Technology Group at Mayer Brown and a Senior Associate in the Intellectual Property and Information Technology Group at Corrs Chambers Westgarth. Mr. Murphy earned a Bachelor of Science in computer science from the University of Melbourne, a Bachelor of Laws from the University of Melbourne, a Master of Laws (Intellectual Property) from Monash University and a Master of Information Technology from Monash University.
Joanna Parke has served as our Chief Talent Officer since 2018. Prior to that, Ms. Parke was Group Managing Director for North America from 2013 to 2018. Ms. Parke led the central region of North America as Market Principal from 2011 to 2013. From 2010 to 2011, Ms. Parke led the creation of the entry-level graduate development program in the United States. Ms. Parke worked as a Thoughtworks consultant in roles including Agile Software Developer and Project Manager from 2003 to 2010. Prior to joining Thoughtworks, Ms. Parke was an engineer at Epicentric and Sapient. Ms. Parke earned a Bachelor of Science in Electrical Engineering with a minor in Computer Science from the University of Illinois at Urbana-Champaign.
Dr. Rebecca J. Parsons has served as our Chief Technology Officer since 2006. Prior to that, Dr. Parsons was Vice President of Innovation and also worked as a developer and architect for many of our clients. Prior to joining Thoughtworks in 1999, Dr. Parsons was an Assistant Professor of Computer Science at the University of Central Florida, a Director’s Postdoctoral Fellow at Los Alamos National Laboratory and an IBM Fellow at Rice University. Prior to her work as a graduate student at Rice University, Dr. Parsons held technology positions at Caterpillar Tractor Company, United Technologies Mostek, and Amdahl Communications. Dr. Parsons earned a Bachelor of Science in both Computer Science and Economics from Bradley University and both a Master of Science and a Ph.D. in Computer Science from Rice University.
Chad-Affonso Wathington has served as our Chief Strategy Officer since 2018. Prior to that, Mr. Wathington served as our Chief Capability Officer from 2015 to 2018, where he focused on scaling Thoughtworks’ service offerings. From 2011 to 2015, Mr. Wathington was Managing Director of ThoughtWorks Studios, a product division focused on tooling for agile software development and continuous delivery. Mr. Wathington assumed this role after being Head of Product for ThoughtWorks Studios from its inception in 2007. Prior to joining Thoughtworks, Mr. Wathington was a strategy consultant at the Boston Consulting Group (BCG), specializing in industrial goods, pharmaceutical and technology areas. Mr. Wathington held various positions in Chicago’s technology startup ecosystem before joining BCG. Mr. Wathington earned a Bachelor of Arts from Harvard University with a foreign language citation in Japanese.
Julie Woods-Moss has served as our Chief Marketing Officer since 2019. Prior to that, Ms. Woods-Moss was a Senior Advisor to McKinsey & Company from March 2019 to September 2019. Ms. Woods-Moss was President at Tata Communications from 2012 to 2018 and held the leadership positions of Chief Marketing

Officer, Chief Innovation Officer and CEO of Tata’s Nextgen Business. Prior to that, Ms. Woods-Moss held the leadership positions of President of Marketing, Strategy and Propositions at BT Group Plc (BT Global Services), Vice President at Liberty Global (UPC) and Director at IBM. Ms. Woods-Moss is a Non-Executive Director at Grosvenor Group (Liverpool One Fund) and the chair of the board of dunnhumby, a subsidiary of Tesco Plc. Ms. Woods-Moss earned a Bachelor of Engineering degree in Telecommunication Engineering from Plymouth University.
Ian Davis has served as a member of our Board since June 2021 and is currently our Board’s Chairperson. From 2013 to 2021, Sir Davis was the Chairman of Rolls-Royce plc. Sir Davis served as Chairman and Worldwide Managing Partner of McKinsey & Company from 2003 until 2009. Retiring in 2010, Sir Davis is now Senior Partner Emeritus of McKinsey & Company, where he was a partner and consultant for over 30 years. Sir Davis currently serves on the board of Johnson & Johnson as a non-executive director. From 2010 to 2020, Sir Davis was a Non-Executive Director of BP plc, where he was also Senior Independent (Lead) Director. Sir Davis also acts as an adviser to several private firms and companies, including serving as Senior Advisor to Apax Partners. From 2011 to 2017, Sir Davis was a non-executive director of the United Kingdom Cabinet Office and of Teach for All, a not-for-profit educational foundation. Sir Davis earned a Bachelor of Arts and Master of Arts in Politics, Philosophy and Economics from Balliol College, University of Oxford. We believe that Sir Davis is qualified to serve on our Board due to his significant leadership experience; deep understanding of global business trends; and expertise in finance, strategy and business transformation.
Robert Brennan has served as a member of our Board since July 2021. Mr. Brennan has been an advisor and mentor at Entrepreneurship for All Roxbury (EforAll) since 2019. Previously, Mr. Brennan served as the executive director of Computer Associates from 2017 to 2018. Prior to that, Mr. Brennan was chair and chief executive officer of Veracode from 2011 to 2018. Prior to Veracode, Mr. Brennan was a director and the president and chief executive officer at Iron Mountain, a publicly traded data protection and information management services company, from 2004 to 2011. Mr. Brennan was also previously chair and chief executive officer of Connected Corporation from 2000 to 2004. Mr. Brennan was also general manager for Network and Service Management at Cisco after being chief executive officer for American Internet. Mr. Brennan has also served on the boards of directors for several private technology companies. We believe that Mr. Brennan is qualified to serve on our Board due to his extensive executive experience, prior board service for emerging technology companies and leadership skills.
Jane Chwick has served as a member of our Board since December 2017. Ms. Chwick spent 30 years at Goldman Sachs, most recently as Partner and Co-Chief Operating Officer of its Technology Division, until her retirement in 2013. During her career at Goldman Sachs, Ms. Chwick held a number of senior positions, including Global Head of Technology of the Securities Division and Global Head of Derivatives Technology. Ms. Chwick was the Co-Founder and Co-Chief Executive Officer of Trewtec, a technology advisory firm, from 2014 to 2017. Ms. Chwick currently serves on the boards of directors of MarketAxess, Voya Financial, and People’s United Financial. Ms. Chwick has previously served on the board of Essent Group Ltd, the Executive Board of Trustees of the Queens College Foundation and on the boards of directors of Girls Who Code and of the Berkshire School. Ms. Chwick earned a Bachelor of Arts in mathematics from Queens College and a Master in Business Administration from St. John’s University with a concentration in management information systems and quantitative analysis. We believe that Ms. Chwick is qualified to serve on our Board due to her extensive technology leadership experience, which brings valuable skills and strategic perspective to the board.
Rohan Haldea has served as a member of our Board since October 2017. Mr. Haldea joined Apax Partners in 2007 and is currently a Partner in the Tech & Telco team. Mr. Haldea also serves as co-Chief Executive Officer of the Apax Foundation, a non-profit organization affiliated with Apax Partners, and as a Trustee of Impetus. Prior to joining Apax Partners, Mr. Haldea worked at Bain Capital in New York, where he focused on the Industrial, Distribution and Retail sectors. Prior to that, Mr. Haldea was a consultant at McKinsey & Company. Mr. Haldea earned a Master of Business Administration from Harvard Business School and a Bachelor of Technology from the Indian Institute of Technology, Delhi. We believe that Mr. Haldea is qualified to serve on our Board due to his expertise in investment strategies, prior experience as a director for several technology companies and insight into the technology solutions sector.
Gina Loften has served as a member of our Board since July 2021. Ms. Loften most recently served as chief technology officer for Microsoft USA, the position she has held 2019 through July 2021. Prior to Microsoft, for over 15 years, Ms. Loften served in roles of growing responsibility with IBM, including global consulting leader in cloud application innovation for IBM Global Business Services, chief innovation officer for IBM Research, and global public sector leader for IBM Watson Group. Ms. Loften currently serves on the board of directors of TTEC Holdings, Inc. In the not for profit space. Ms. Loften serves as a member of the board of directors for the Museum of Life and Science and of the board of trustees for TIAA (The Teachers Insurance and Annuity Association of America). Ms. Loften has previously served on the boards of George Mason Research Foundation, Rise Against Hunger and the advisory council for the Institute of Nuclear Power Operations. Ms. Loften earned a Bachelor of Science degree in electrical engineering from North Carolina Agricultural and Technical State University. We believe that Ms. Loften is qualified to serve on our Board due to her extensive technological leadership experience and her prior service as a director on for-profit and not-for-profit boards.
Salim Nathoo has served as a member of our Board since October 2017. Mr. Nathoo joined Apax Partners in 1999 and is currently a Partner in the Tech & Telco team. Mr. Nathoo is also a member of the Investment Committees for the Apax Buyout Funds, Apax Digital Fund and Apax Global Alpha. Mr. Nathoo has served as an advisor or board member to a number of Apax Partners portfolio companies, including Syneron Candela, GlobalLogic, iGATE, Orange Switzerland, Sophos, SMART Technologies, Weather Investments, Tim Hellas and Promethean. Prior to joining Apax Partners, Mr. Nathoo was an Engagement Manager with McKinsey & Company, where he specialized in advising clients in the telecom sector. Mr. Nathoo earned a Master in Business Administration from INSEAD and a Master of Arts in Mathematics from the University of Cambridge. We believe that Mr. Nathoo is qualified to serve on our Board due to his expertise in investment strategies, prior experience as a public company director and insight into the technology solutions sector.
William Parrett has served as a member of our Board since December 2017. Mr. Parrett joined Deloitte & Touche USA LLP in 1967 and served in a series of roles of increasing responsibility, including as Senior Partner, before retiring in 2007. From 2003 to 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. From 1999 to 2003, Mr. Parrett was Managing Partner of Deloitte & Touche USA. Mr. Parrett currently serves on the boards of directors of Oracle Corporation and The Blackstone Group. Mr. Parrett previously served on the boards of directors of Eastman Kodak Company, Conduent, Thermo Fisher Scientific, UBS Group AG and iGate. Additionally, Mr. Parrett is a past Chairman of the board of trustees of United Way Worldwide and of the board of directors of the United States Council for International Business. Mr. Parrett earned a Bachelor of Arts in accounting from St. Francis College. We believe that Mr. Parrett is qualified to serve on our Board due to his significant corporate leadership experience, public company experience and accounting and financial expertise.
Roxanne Taylor has served as a member of our Board since June 2021. Ms. Taylor has served as the Chief Marketing and Communications Officer of Memorial Sloan Kettering Cancer Center since February 2020. From 2007 until September 2018, Ms. Taylor served as Chief Marketing and Communications Officer at Accenture, a global professional services company. From 1995 to 2007, Ms. Taylor served in various marketing positions at Accenture, including Managing Director Corporate and Financial Communications and Director of Marketing and Communications for the Financial Services practice. Before joining Accenture, Ms. Taylor served in corporate communications, investor relations and senior marketing positions at Reuters and Quotron (now part of Citicorp) from 1993 to 1995 and 1989 to 1993, respectively. Ms. Taylor currently serves on the board of directors of Pure Storage and UNISYS CORP. Ms. Taylor earned a Bachelor of Arts from the University of Maryland in College Park. We believe that Ms. Taylor is qualified to serve on our Board due to her extensive marketing experience, as well as her technology industry knowledge.
Board Composition and Director Independence
Our business and affairs are managed under the direction of our Board. Currently, our Board is composed of nine directors. Our certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our Board and with the prior written consent of the Apax Funds prior to the date that the Apax Funds cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the of our outstanding shares of stock entitled to vote thereon.
In accordance with our amended and restated certificate of incorporation our Board is divided into three classes of directors, with the classes as nearly equal in number as possible. Each class will serve for three-year periods with staggered elections. Subject to any earlier resignation or removal in accordance with the terms of our certificate of incorporation and bylaws:
•our Class I directors are Jane Chwick, Ian Davis and Rohan Haldea, each of whom will serve until the annual shareholder meeting in 2022;
•our Class II directors are Gina Loften, William Parrett and Salim Nathoo, each of whom will serve until the annual shareholder meeting in 2023; and

•our Class III directors are Robert Brennan, Xiao Guo and Roxanne Taylor, each of whom will serve until the annual shareholder meeting in 2024.
Our amended and restated certificate of incorporation provides that our directors nominated or designated by the Apax Funds may be removed with or without cause by the affirmative vote of at least a majority of the voting power of our outstanding shares of stock entitled to vote thereon, voting together as a single class for so long as the Apax Funds beneficially own 50% or more of the total number of shares of our common stock then outstanding, and directors who are not nominated or designated by the Apax Funds can only be removed for cause and upon the affirmative vote of 66 2⁄3% of the voting power of our outstanding shares of stock entitled to vote thereon. If the Apax Funds’ beneficial ownership falls below 50% of the total number of shares of our common stock outstanding, then all of our directors may be removed only for cause upon the affirmative vote of at least 66 2⁄3% of the voting power of our outstanding shares of stock entitled to vote thereon. Additionally, our Director Nomination Agreement provides the Apax Funds the right to designate nominees for election to our Board for so long as the Apax Funds beneficially own 10% or more of the outstanding shares of our common stock. For more information, see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Nomination Agreement."
Committees of the Board of Directors
Our Board has established an Audit Committee, Compensation and Talent Committee, and Nominating and Governance Committee. Our Board may establish other committees from time to time to facilitate the management of our business. Members of each committee serve until their resignation or until otherwise determined by our Board. The composition and functions of each committee are described below. Each committee has adopted a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq Listing Rules, which are available on our website at investors.thoughtworks.com. Currently, our committee assignments are as follows:

Board Member	Audit Committee	Compensation and Talent Committee	Nominating and Governance Committee
Ian Davis			C
Robert Brennan		C	•
Jane Chwick		•	•
Xiao Guo
Rohan Haldea	•	•
Gina Loften	•	•
Salim Nathoo			•
William Parrett	C(1)		•
Roxanne Taylor	•	•
C = Committee chair
(1) Designated as an "audit committee financial expert" within the meaning of SEC regulations and applicable listing standards of Nasdaq
Audit Committee
We are complying with the audit committee requirements of the SEC and Nasdaq, which require that the Audit Committee be composed of a majority of independent directors within 90 days following our initial public offering and all independent directors within one year following our initial public offering. Our Board has determined that Gina Loften, Roxanne Taylor and William Parrett meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. The Audit Committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the qualifications, performance, and independence of our independent registered public accounting firm;
•pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•reviewing our policies on risk assessment and risk management;
•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement;
•reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and
•reviewing and discussing with management and our independent registered public accounting firm our earnings releases and guidance.
Compensation and Talent Committee
The Compensation and Talent Committee’s responsibilities include:
•annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;
•evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our chief executive officer;
•reviewing and approving the compensation of our other executive officers;
•appointing, compensating and overseeing the work of any compensation consultant, legal counsel, or other advisor retained by the Compensation and Talent Committee;
•conducting the independence assessment outlined in rules with respect to any compensation consultant, legal counsel, or other advisor retained by the Compensation and Talent Committee;
•annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of Nasdaq;
•reviewing and establishing our leadership compensation, philosophy and guidelines;
•overseeing and administering our equity compensation plans;
•overseeing our diversity and inclusion programs and planning for human capital management;
•overseeing management succession planning;
•reviewing and making recommendations to our Board with respect to director compensation; and
•reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.
Compensation and Talent Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation and Talent Committee.
Nominating and Governance Committee
The Nominating and Governance Committee’s responsibilities include:
•developing and recommending to our Board criteria for board and committee membership;
•developing and recommending to our Board best practices and corporate governance principles;

•subject to the rights of the Apax Funds under the Director Nomination Agreement as described in “Certain Relationships and Related Party Transactions—Director Nomination Agreement,” identifying and recommending to our Board the persons to be nominated for election as directors and to each of our Board’s committees;
•overseeing our “Environmental, Social and Governance” program;
•developing and recommending to our Board a set of corporate governance guidelines; and
•reviewing and recommending to our Board the functions, duties and compositions of the committees of our Board.
Code of Conduct and Code of Ethics
We have adopted a Code of Conduct that applies to all of our employees, officers, contracts and directors. The full text of our Code of Conduct is posted on our website at investors.thoughtworks.com. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any senior financial officers or our directors from provisions in the Code of Conduct. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Family Relationships
There are no family relationships among any of our directors and executive officers.
Involvement in Certain Legal Proceedings
No director or executive officer has been involved in any of the proceedings described in Item 401(f) of Regulation S-K in the past 10 years.
Item 11. Executive Compensation
For purposes of the SEC’s executive compensation disclosure rules, we qualify as an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and as such, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers, whom we collectively refer to as our Named Executive Officers ("NEOs"). For our fiscal year ended December 31, 2021 (“fiscal year 2021”), our NEOs were Guo Xiao (our President and Chief Executive Officer), Dr. Rebecca Parsons (our Chief Technology Officer) and Christopher Murphy (our Chief Executive Officer of Thoughtworks North America).
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

The following table summarizes total compensation for each of our NEOs in fiscal years 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Guo Xiao (President and Chief Executive Officer)	2021	682,000	6,743,541	—	1,001,700	9,983	8,437,224
	2020	633,131	—	198,657	262,106	4,571	1,098,465
Dr. Rebecca Parsons (Chief Technology Officer)	2021	715,014	2,900,157	—	730,476	9,983	4,355,630
	2020	676,776	—	198,657	194,849	4,666	1,074,948
Christopher Murphy (Chief Executive Officer of Thoughtworks North America)	2021	612,575	2,559,201	—	464,852	11,051	3,647,679
	2020	580,324	—	180,597	245,700	5,483	1,012,104
(1)Amounts reflect the aggregate grant date fair value of stock or option awards, computed in accordance with FASB ASC 718, granted to the NEOs.
(2)Amounts for each year represent performance-based annual cash bonuses earned with respect to such performance year, which were paid or will be paid, as applicable, to our NEOs in the first quarter of the year following the respective performance year.
(3)In accordance with the SEC’s disclosure rules, other benefits provided to Mr. Guo and Dr. Parsons for fiscal 2021 are not included because the aggregate cost of these items was less than $10,000 per individual. Amounts in this column for Mr. Murphy in respect of fiscal 2021 represent (i) $4,500 in 401(k) plan matching contributions made by us on his behalf, (ii) $4,600 related to an award granted under the 2017 Share Appreciation Rights Plan, when it closed at IPO, (iii) life insurance and disability insurance premiums paid by us and (iv) a global mobility tax preparation fee paid by the company on his behalf.
Narrative to Summary Compensation Table
For 2021, the compensation of our NEOs consists of base salaries, performance-based annual cash bonus opportunities, long-term incentive compensation in the form of RSUs and other benefits, as described below and in "—Severance, Change in Control and Equity Arrangements—Outstanding Equity Awards".
Following the completion of our IPO recently in 2021, the Compensation and Talent Committee is assessing the compensation arrangements to ensure we have the appropriate balance of short and long-term variable pay, are market competitive and align the executive compensation structure to connect it with the experience of our shareholders.
Base Salary
Each of our NEOs is paid a base salary commensurate with his or her position, experience, skills, duties and responsibilities. For fiscal year 2021, amounts received based on annual base salary rates for Mr. Guo, Dr. Parsons and Mr. Murphy were $682,000, $715,014 and $612,575, respectively.
Non-Equity Incentive Compensation – Performance-Based Annual Cash Bonuses
Each of our NEOs has a performance-based annual cash bonus opportunity that pays out upon the Company meeting predetermined corporate performance objectives. Payments under the annual bonus program were conditioned upon achievement of revenue and profit type targets set at a level to reward robust growth. For fiscal year 2021, the target annual cash bonus opportunities for Mr. Guo, Dr. Parsons and Mr. Murphy were 40.8%, 28.4% and 27.5%, respectively, of their annual base salaries. This was unchanged from the prior fiscal year.
Executive Employment Agreements
In 2017, the Company entered into an employment agreement with each NEO (together, the “Executive Employment Agreements”) that memorialized the NEO’s base salary, performance-based annual cash bonus opportunity and eligibility to receive reimbursement of reasonable business expenses and participate in the Company’s benefit plans generally.
Each Executive Employment Agreement also provides for an initial three-year term, subject to successive one-year extensions thereafter, unless either party elects not to permit such automatic non-renewal with at least 30 days’ prior written notice. In addition, each Executive Employment Agreement provides for certain severance benefits upon a resignation by such NEO for “good reason” or upon a termination by the Company without “cause,” each as defined therein, subject to the NEO’s execution, delivery and non-revocation of a release of claims in favor of the Company. In connection with the adoption of the Executive Severance Plan and our NEOs’ participation therein, severance benefits under the Executive Employment Agreements are no longer in effect. Please see “—Severance, Change in Control and Equity Arrangements” below for more details regarding the severance benefits each NEO is eligible to receive.
Each Executive Employment Agreement also subjects the NEO to (i) a non-competition covenant during employment and for 12 months thereafter (or such longer period (not to exceed 18 months) that such NEO is receiving severance benefits), (ii) non-interference, non-solicitation and non-hire covenants during employment and for 12 months (in the case of Mr. Murphy) or 18 months (in the case of Mr. Guo and Dr. Parsons) thereafter, and (iii) assignment of inventions and perpetual confidentiality and non-disparagement covenants.
Health and Welfare Plans and Retirement Plans
Our NEOs are eligible to participate in employee benefit plans, including plans providing for medical, dental, disability, vision and life insurance benefits. We maintain a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to applicable annual limits under the Internal Revenue Code. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employee elective deferrals are 100% vested at all times. We have the ability to make discretionary matching and profit sharing contributions to the 401(k) plan, and such match is issued on a quarterly basis and was capped at $4,500 per employee per year prior to fiscal year 2022. As a U.S. tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made.

Outstanding Equity Awards At 2021 Fiscal Year End
The following tables summarize the outstanding equity awards held as of December 31, 2021, the last day of fiscal year 2021, by each of the NEOs:

	Option/RSU Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable (#)(1)	Number of Securities Underlying Unexercised Options - Unexercisable(#)(1)	Exercise Price ($)	Option Expiration Date	RSUs That Have Not Vested (#)(2)	Market Value of RSUs that Have Not Vested ($)(3)
Guo Xiao	10/12/2017	2,445,472	—	2.29	10/12/2027
	12/19/2018	473,498	70,340	2.48	12/19/2028
	9/15/2020	16,300	12,463	5.16	9/15/2030
	9/9/2021					173,818	4,660,061
	11/18/2021					95,239	2,553,358
Dr. Rebecca Parsons	10/12/2017	1,212,367	—	2.29	10/12/2027
	12/19/2018	186,526	22,660	2.48	12/19/2028
	9/15/2020	16,300	12,463	5.16	9/15/2030
	9/9/2021					81,023	2,172,227
	11/18/2021					36,905	989,423
Christopher Murphy	10/12/2017	789,234	—	2.29	10/12/2027
	6/8/2018	103,051	5,900	2.29	6/8/2028
	12/19/2018	72,854	18,882	2.48	12/19/2028
	9/15/2020	14,819	11,329	5.16	9/15/2030
	9/9/2021					64,787	1,736,939
	11/18/2021					36,905	989,423
(1)The time-vesting Options (43.33% of each Option grant) vest over a four-year period, with 37.5% vesting on the 18-month anniversary of the grant date, and an additional 6.25% vesting every three months for the remainder of the 48-month vesting period. Vesting is subject to (i) the Option holder’s continuous service with us through the applicable vesting date and (ii) full acceleration upon the consummation of a “change in control” (as defined in the Option Plan). The performance-vesting Options (56.67% of each Option grant) fully vested on September 14, 2021.
(2)The RSUs granted on September 9, 2021 vest 50% on March 17, 2022 and the remaining 50% on September 17, 2022. The RSUs granted on November 18, 2022 vest annually in equal installments over a four-year period at each anniversary of the grant date, subject to the applicable terms and limitations contained in the Omnibus Plan.
(3)Based on the $26.81 closing price of the Company's common stock as reported by Nasdaq on the last day of our fiscal year 2021.
Severance, Change in Control and Equity Arrangements
Severance Benefits
On September 9, 2021, our Board approved a new Executive Severance Plan (the “Executive Severance Plan”), under which each of our NEOs is entitled to severance (the “New Severance Benefits”) following a termination of their employment by the Company without “cause” or by the NEO with “good reason” (each a “Qualifying Termination”), each as defined in the Executive Severance Plan and summarized below, subject to their execution of a fully effective release of claims in favor of the Company and continued compliance with applicable restrictive covenants. Generally, the New Severance Benefits consist of 18 months of continued base salary payments (“Salary Severance”), a pro-rated portion of the NEO’s target bonus for the year in which the Qualifying Termination occurred, and up to 12 months of continued healthcare coverage at active employee rates (“Healthcare Severance”).
In addition, if the Qualifying Termination occurs within three months prior to or 12 months following (18 months following, in the case of our Chief Executive Officer) a change in control (as defined in the 2021 Plan described below), (i) the Salary Severance will consist of one and one-half times (or two times, in the case of our Chief Executive Officer) the sum of the NEO’s base salary and target bonus, payable in a single lump sum, (ii) the Healthcare Severance will consist of up to 18 months of continued healthcare coverage at active employee rates (or 24 months, in the case of our Chief Executive Officer) and (iii) if the Qualifying Termination occurs within two years following the change of control, the New Severance Benefits will also include full acceleration of outstanding equity awards (at the greater of target and actual performance, in the case of performance-based awards) that are assumed or substituted by the successor in the change in control, provided that such equity awards that are not so assumed or substituted in the change of control will immediately become fully vested upon consummation of the change in control.
Under the Executive Severance Plan, with respect to each NEO, “cause” and “good reason” have the meaning set forth in the NEO’s Executive Employment Agreement, provided that a material diminution of the NEO’s duties or responsibilities, taken as a whole, without the NEO’s consent, will also constitute a basis for “good reason.”
The Executive Severance Plan includes a “best-net” provision pursuant to which any “parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) that become payable to a participant, including a NEO, will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Internal Revenue Code, whichever results in the better after-tax treatment to the participant.
Outstanding Equity Awards
In September 2021, our Board adopted and our shareholders approved the Thoughtworks Holding, Inc. 2021 Omnibus Incentive Plan (the "Omnibus Plan"), pursuant to which employees, consultants and directors of our company and our affiliates performing services for us, including our executive officers, will be eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. We initially reserved 62,048,123 shares of our common stock for issuance under the Omnibus Plan, which will be subject to an annual increase on the first day of each calendar year beginning January 1, 2022, and ending and including January 1, 2031, equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (ii) any such smaller number of shares of our common stock as is determined by the Board.
The Omnibus Plan is administered by our Compensation and Talent Committee, which, concurrent with our Board, has the authority to construe and interpret the Omnibus Plan, grant awards and make all other determinations necessary or advisable for the administration of the Omnibus Plan. Awards under the Omnibus Plan may be made subject to “performance conditions” and other terms.
Prior to the IPO, the NEOs were granted long-term incentives in the form of Options under our 2017 Stock Option Plan (the “Option Plan”) and in the form of SARs under our 2017 Stock Appreciation Rights Plan (the "SAR Plan").
The Options are partially subject to time-vesting (43.33% of each grant). The time-vesting Options vest over a four-year period, with 37.5% of the time-vesting Options vesting on the 18-month anniversary of the grant date, and an additional 6.25% of the time-vesting Options vesting every three months for the remainder of the 48-month vesting period, subject to (i) the Option holder’s continuous service with us through the applicable vesting date and (ii) full acceleration upon the consummation of a “change in control” (as defined in the Option Plan). The time-vesting Options will continue to be subject to the foregoing vesting terms following consummation of the IPO.
The Options were also partially subject to performance-vesting (56.67%) of each grant). In connection with our IPO, the Board approved the full vesting acceleration of all outstanding, unvested performance-vesting

Options upon the completion of the IPO, regardless of whether their original vesting criteria were met. Thus all performance-vesting Options became fully vested as of September 14, 2021.
In connection with our IPO, our Board also approved the discontinuation of the SAR Plan and the conversion of outstanding SAR awards thereunder, including those held by the NEOs, into RSUs of equal value granted under the Omnibus Plan in exchange for cancellation of the SAR awards.
The exercise or base prices, as applicable, and number of shares of our common stock subject to the Options and SARs (prior to their conversion to RSUs) were adjusted for the Stock Split effected in connection with our IPO at a ratio of approximately 43.6-to-1.
2021 Employee Stock Purchase Plan
In connection with our IPO, our Board adopted, and our shareholders approved, the Thoughtworks Holding, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP has not yet been implemented. We initially reserved 7,483,586 shares of our common stock for issuance under the Omnibus Plan, which will be subject to an annual increase on the first day of each calendar year beginning January 1, 2022, and ending and including January 1, 2031, equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (ii) any such smaller number of shares of our common stock as is determined by the Board.
The ESPP as approved includes two components: a “Section 423 Component” and a “Non-Section 423 Component.” The Section 423 Component is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code and will be administered, interpreted and construed in a manner consistent with the requirements of Section 423 of the Code. In addition, the ESPP authorized the grant of options under the Non-Section 423 Component, which need not qualify as options granted pursuant to an “employee stock purchase plan” under Section 423 of the Code; such options granted under the Non-Section 423 Component will be granted pursuant to separate offerings containing such sub-plans, appendices, rules or procedures as may be adopted by the administrator of the ESPP and designed to achieve tax, securities laws or other objectives for eligible employees in locations outside of the United States. Except as otherwise provided or determined by the ESPP administrator, the Non-Section 423 Component will operate and be administered in the same manner as the Section 423 Component. Offerings intended to be made under the Non-Section 423 Component will be designated as such by the ESPP administrator at or prior to the time of such offering. After implementation, the ESPP will be administered by our Compensation and Talent Committee, which, concurrent with our Board, has the authority to construe and interpret the ESPP, grant options and make all other determinations necessary or advisable for the administration of the ESPP.
Emerging Growth Company Status
As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Director Compensation
The following table summarizes total compensation for each of our non-employee directors in fiscal year 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee members of our Board or representatives of Apax in fiscal year 2021.

Representatives of Apax receive no compensation for service as directors and, consequently, are not included in this table.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Ian Davis	54,396	75,012	—	129,408
Robert Brennan	46,468	50,001	—	96,469
Jane Chwick	87,917	141,603	—	229,520
Gina Loften	46,468	50,001	—	96,469
William Parrett	87,917	141,603	—	229,520
Roxanne Taylor	54,396	50,001	—	104,397
Anita Sands(4)	51,776	150,024	27,043	228,843
(1)Represents the actual annual fees paid to our non-employee directors for fiscal year 2021.
(2)Represents the aggregate grant date fair value of RSU awards, computed in accordance with FASB ASC 718.
(3)Represents fees for consulting services provided to the Company during 2021.
(4)Ms. Sands retired from the Board effective August 20, 2021.
Pursuant to the director compensation policy that we adopted at the time of our IPO, our non-employee directors are eligible to receive compensation for their service on our Board pursuant to the non-employee director compensation policy, which will provide for: (i) an annual cash retainer of $100,000, payable in four equal quarterly installments and prorated for any partial year of service on our Board; and (ii) an annual equity grant in the form of restricted stock units with an aggregate grant date fair value of $150,000 (plus an additional $60,000 for the Non-Executive Board Chair, an additional $20,000 for each of the chair of the Audit Committee and the chair of the Compensation and Talent Committee and an additional $10,000 for the chair of the Nominating and Governance Committee), to be granted on the date of our annual stockholders meeting, subject to the terms of the 2021 Omnibus Incentive Plan and the award agreement pursuant to which such award is granted, including a one-year vesting term, subject to continued service on our Board Our non-employee directors are also reimbursed for their business expenses incurred in connection with their performance of services.
The following table summarizes the number of shares underlying options that are exercisable and unexercisable and unvested RSUs held by our non-employee directors on December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable(#)	RSUs That Have Not Vested (#)
Ian Davis	—	—	3,572
Robert Brennan	—	—	2,381
Jane Chwick	66,197	57,197	6,743
Gina Loften	—	—	2,381
William Parrett	66,197	57,197	6,743
Roxanne Taylor	—	—	2,381

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by security holders (1)
Stock options	24,097,082	(2)	$3.79	(3)	2,516,205
Restricted stock units	14,128,722	(4)	—		47,919,401	(5)
Employee stock purchase plan					8,980,304	(6)
Equity compensation plans not approved by security holders	—		—		—
Total	38,225,804		$3.79		59,415,910
(1)Includes the Option Plan and the Omnibus Plan.
(2)Represents the number of underlying shares of common stock associated with outstanding options under our shareholder approved Option Plan.
(3)Represents the weighted-average exercise price of stock options outstanding under the Option Plan.
(4)Represents the number of underlying shares of common stock associated with outstanding RSUs under our shareholder approved Omnibus Plan.
(5)Does not include 4.3 million shares granted to employees in China from the Omnibus Plan upon approval of China SAFE registration, which occurred on February 25, 2022.
(6)Represents the number of underlying shares of common stock available for issuance under our shareholder approved ESPP.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 4, 2022, with respect to:
•each person known by us to beneficially own 5% or more of the outstanding shares of our common stock;
•each member of our Board and each NEO; and
•the members of our Board and our executive officers as a group.
Applicable percentage of beneficial ownership is based on 305,132,181 shares of common stock outstanding as of March 4, 2022. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that each person or entity named in the table below has sole voting and investment power with respect to all shares of common stock that he, she or it beneficially owns, subject to applicable community property laws.

Except as otherwise noted below, the address of each beneficial owner listed in the table below is c/o Thoughtworks Holding, Inc., 200 East Randolph Street, 25th Floor, Chicago, IL 60601. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of shares	Percentage
5% Stockholders
Turing EquityCo II L.P.(1)	197,750,138	64.8%
Siemens AG(2)	24,152,051	7.9%
Gamnat PTE LTD(3)	20,858,662	6.8%

Directors and NEOs
Guo Xiao(4)	3,963,180	1.3%
Dr. Rebecca Parsons(5)	2,146,772	*
Christopher Murphy(6)	1,352,630	*
Ian Davis	—	*
Robert Brennan	—	*
Jane Chwick(7)	146,893	*
Rohan Haldea	—	*
Gina Loften	—	*
Salim Nathoo	—	*
William Parrett(8)	142,467	*
Roxanne Taylor	—	*
All directors and executive officers as a group (18 individuals)(9)	12,671,826	4.1%
(1)Turing EquityCo II L.P. (“EquityCo II”) holds these shares directly. Apax IX GP Co. Limited (“Apax IX GP”), through majority vote of its investment committee, shares voting and dispositive power over the shares held directly by EquityCo II and, accordingly, may be deemed the beneficial owner of such shares. The individual members of the investment committee of Apax IX GP disclaim beneficial ownership of these shares. The business address of EquityCo II is PO Box 656, East Wing, Trafalgar Court, Les Banques, St Peter Port, Guernsey, GY1 3PP. The business address of Apax IX GP is Royal Bank Place, Third Floor, 1 Glategny Esplanade, St. Peter Port, Guernsey, GY1 2HJ.
(2)Based on information contained in a Schedule 13G filed with the SEC on February 10, 2022, Siemens AG has the sole voting power with respect to 24,152,051 shares and the sole dispositive power with respect to 24,152,051 shares. Siemens AG stated its business address as Otto-Hahn-Ring 6, 81739, Munich, Germany.
(3)Based on information contained in a Schedule 13G filed with the SEC by GIC Private Limited (“GIC”), GIC Asset Management Pte. Ltd. (“GAM”) and Gamnat Pte Ltd. (“Gamnat”) on February 11, 2022, (a) Gamnat shares the power to vote and the power to dispose of 18,456,646 shares held directly by it with GAM and GIC, (b) Gamnat is managed by GAM, (c) GAM is wholly owned by GIC and is the public equity investment arm of GIC, (d) GIC is a fund manager for the Government of Singapore (“GoS”) and Monetary Authority of Singapore (“MAS”), (e) GIC has been given the sole discretion to exercise the voting rights attached to, and the disposition of, any shares managed on behalf of GoS, (f) as such, GIC has the sole power to vote and the power to dispose of 1,959,911 shares beneficially owned by it and shares the power to vote and dispose of 442,105 shares beneficially owned by it with MAS, (g) GIC is wholly-owned by the GoS and was set up with the sole purpose of managing Singapore’s foreign reserves, and (h) GoS disclaims beneficial ownership of these shares. GIC, GAM and Gamnat stated their business address as 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.
(4)Includes 918,742 shares of common stock owned and held by Xiao Guo Trust 2020 as well as 2,957,529 shares underlying options that are currently exercisable or that will become exercisable with 60 days of March 4, 2022 and 86,909 shares of common stock underlying RSUs that will vest within 60 days of March 4, 2022.

(5)Includes 680,728 shares of common stock owned directly as well as 1,425,532 shares underlying options that are currently exercisable or that will become exercisable with 60 days of March 4, 2022 and 40,512 shares of common stock underlying RSUs that will vest within 60 days of March 4, 2022.
(6)Includes 328,358 shares of common stock owned directly as well as 991,878 shares underlying options that are currently exercisable or that will become exercisable with 60 days of March 4, 2022 and 32,394 shares of common stock underlying RSUs that will vest within 60 days of March 4, 2022.
(7)Includes 60,981 shares of common stock owned directly as well as 82,540 shares underlying options that are currently exercisable or that will become exercisable with 60 days of March 4, 2022 and 3,372 shares of common stock underlying RSUs that will vest within 60 days of March 4, 2022.
(8)Includes 56,555 shares of common stock owned and held by Family Leisure Properties, LLC - Series E as well as 82,540 shares underlying options that are currently exercisable or that will become exercisable with 60 days of March 4, 2022 and 3,372 shares of common stock underlying RSUs that will vest within 60 days of March 4, 2022.
(9)Includes with respect to all Directors and Named Executive Officers 3,145,391 shares directly or indirectly beneficially owned, 9,240,389 shares underlying options that are currently exercisable or that will become exercisable with 60 days of March 4, 2022 and 286,046 shares of common stock underlying RSUs that will vest within 60 days of March 4, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee of our Board has primary responsibility for reviewing and approving transactions with related parties. The audit committee charter provides that the Audit Committee shall review and approve in advance any related party transactions. We have adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our voting stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, is not permitted to enter into a related party transaction with us without the consent of our Audit Committee, subject to the exceptions described below.
In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our Audit Committee will determine that certain transactions will not require audit committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.
Transactions with Related Persons
Dividend
In April 2021, the Company declared and paid a pro rata dividend of $325.0 million to the Company’s shareholders, including our then-principal stockholder Turing EquityCo L.P., an affiliate of Turing EquityCo II L.P., the investment vehicle through which the Apax Funds now hold their investment in the Company. See the section entitled “Principal and Selling Stockholders” for more information on our principal stockholder’s ownership in our Company.
Family Relationship
We currently employ Penelope Morrow, who is married to Christopher Murphy, our Chief Executive Officer of Thoughtworks North America. In 2021, Ms. Morrow received total annual compensation, consisting of base salary and other compensation, which includes the grant date fair value of an RSU award, of approximately $260,000. Ms. Morrow’s compensation and other benefits are comparable to those of other employees of the Company in similar positions and determined by the Company consistent with its compensation practices applicable to other similarly situated employees.
Directors Nomination Agreement
We have entered into a Director Nomination Agreement with the Apax Funds. Specifically, the Director Nomination Agreement provides the Apax Funds, through their control of Turing EquityCo II L.P., the right, but not the obligation, to nominate a number of individuals designated for election as our directors at any meeting of our stockholders (the “Apax Directors”), such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board or a duly-authorized committee of the board, as a director of our company, the number of Apax Directors serving as directors of our company will be equal to:
(i) if the Apax Funds and their affiliates together continue to beneficially own at least 50% of the total voting power of the outstanding shares of our common stock, the lowest whole number that is greater than 50% of the total number of directors comprising our Board;
(ii) if the Apax Funds and their affiliates together continue to beneficially own at least 40% (but less than 50%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 40% of the total number of directors comprising our Board;
(iii) if the Apax Funds and their affiliates together continue to beneficially own at least 30% (but less than 40%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 30% of the total number of directors comprising our Board;
(iv) if the Apax Funds and their affiliates together continue to beneficially own at least 20% (but less than 30%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 20% of the total number of directors comprising our Board; and
(v) if the Apax Funds and their affiliates together continue to beneficially own at least 10% (but less than 20%) of the total voting power of the outstanding shares of our common stock, the lowest whole number that is at least 10% of the total number of directors comprising our Board. The Apax Funds’ nominees must comply with applicable law and stock exchange rules.
The Apax Funds have agreed in the Director Nomination Agreement to vote any shares of our common stock and any other securities held by it in favor of the election to our Board so designated. At any time when the Apax Funds have the right to designate for election at least 40% of the total number of directors comprising our Board, the Apax Funds will also have the right to have one of their nominated directors hold one seat on each Board committee, subject to satisfying any applicable exchange rules or regulations regarding the independence of Board committee members. In addition, the Apax Funds shall be entitled to designate the replacement for any of their Board designees whose Board service terminates prior to the end of the director’s term regardless of the Apax Funds’ beneficial ownership at such time. The Director Nomination Agreement provides for certain consent rights for the Apax Funds so long as they own at least 50% of the total voting power of the outstanding shares of our common stock. Additionally, the Director Nomination Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Apax Funds for so long as the Apax Funds hold at least 40% of the total outstanding voting power. This agreement will terminate at such time as the Apax Funds own less than 10% of the total voting power of the outstanding shares of our common stock.
Registration Rights Agreement
We are party to a registration rights agreement with the Apax Funds and certain other stockholders, which provides customary demand and piggyback registration rights. The registration rights agreement also provides that we will pay customary expenses relating to such registrations and indemnify the Apax Funds and the other stockholders against certain liabilities that may arise under the Securities Act.
Indemnification of Officers and Directors
We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement, and reimbursement, to the fullest extent permitted under the DGCL.

Additionally, we may enter into indemnification agreements with any new directors or officers that may be broader in scope than the specific indemnification provisions contained in Delaware law.
Stockholders Agreement
Prior to our IPO, we were party to a stockholders agreement with the Apax Funds and certain other pre-IPO stockholders setting forth certain board rights, assuring continuity in management and ownership and limiting the terms by which our shares may be transferred. Such stockholders agreement was terminated upon the consummation of our IPO.
Independence of Directors
Our Board conducts an annual review of the independence of our directors. In its most recent review, our Board determined that all of our directors, with the exception of Guo Xiao, are “independent directors” as defined under the applicable rules, regulations and listing standards of Nasdaq and the SEC. In addition, our Board has determined that all members of our audit committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees.
Controlled Company Exemption
The Apax Funds continue to control a majority of our outstanding common stock. As a result, we are a “controlled company.” Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•we have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange
•we have a compensation committee that is composed entirely of independent directors; and
•we have a nominating and corporate governance committee that is composed entirely of independent directors
In the future, we may not have a majority of independent directors on our Board, and our Compensation and Talent Committee and our Nominating and Governance Committee may not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to shareholders or companies that are subject to all of the Nasdaq corporate governance requirements.
Item 14. Principal Accounting Fees and Services
The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements. Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules. The financial statement schedules have been omitted as they are either not applicable or the required information otherwise included.
3.Exhibits. The exhibits included below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Fourth Amended and Restated Certificate of Incorporation		8-K	001-40812	September 20, 2021	3.1
3.2	Third Amended and Restated Bylaws		8-K	001-40812	September 20, 2021	3.2
4.1	Description of Securities	X
4.2	Amended and Restated Registration Rights Agreement		S-1/A	333-258985	August 25, 2021	4.1
4.3	Amendment No. 1 to Amended and Restated Registration Rights Agreement		S-1/A	333-258985	August 25, 2021	4.2
10.1	Amended and Restated Credit Agreement, dated as of March 26, 2021		S-1/A	333-258985	August 25, 2021	10.1
10.2+	Thoughtworks Holding, Inc. 2021 Omnibus Incentive Plan		S-8	333-259702	September 21, 2021	10.1
10.3+	Thoughtworks Holding, Inc. 2021 Employee Stock Purchase Plan		S-8	333-259702	September 21, 2021	10.2
10.4+	Form of Thoughtworks U.K. Share Incentive Plan		S-8	333-259702	September 21, 2021	10.3
10.5+	Turing Holding Corp. (n/k/a Thoughtworks Holding, Inc.) 2017 Stock Option Plan		S-8	333-259702	September 21, 2021	10.4
10.6+	Form of Stock Option Agreement		S-8	333-259702	September 21, 2021	10.5
10.7+	Form of Restricted Stock Unit Agreement		10-Q	001-40812	November 15, 2021	10.11
10.8+	Form of Indemnification Agreement		S-1/A	333-258985	August 25, 2021	10.5
10.9+	Form of Thoughtworks Holding, Inc. Executive Severance Plan		S-1/A	333-258985	August 25, 2021	10.11
10.10+	Employment Agreement, dated as of October 12, 2017, by and between Thoughtworks, Inc. and Guo Xiao		S-1/A	333-258985	August 25, 2021	10.7
10.11+	Employment Agreement, dated as of October 12, 2017, by and between Thoughtworks, Inc. and Dr. Rebecca Parsons		S-1/A	333-258985	August 25, 2021	10.8

10.12+	Employment Agreement, dated as of October 19, 2017, by and between Thoughtworks, Ltd and Christopher Murphy		S-1/A	333-258985	August 25, 2021	10.9
10.13+	Letter Agreement, dated as of August 10, 2021, by and between Thoughtworks, Inc. and Christopher Murphy		S-1/A	333-258985	August 25, 2021	10.10
10.14	Director Nomination Agreement, dated as of September 17, 2021, by and among the Company and the other signatories party thereto.		10-Q	001-40812	November 15, 2021	10.10
21.1	List of Subsidiaries	X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	X
24.1	Power of Attorney (included in signature page hereto)	X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)	X

+	Indicates management contracts or compensatory plans or arrangements

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2022

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Guo Xiao and Erin Cummins, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities as of March 8, 2022.

Signature	Title

/s/ Guo Xiao	Chief Executive Officer and Director
Guo Xiao	(Principal Executive Officer)

/s/ Erin Cummins	Chief Financial Officer
Erin Cummins	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ian Davis	Chairman of the Board of Directors
Ian Davis

/s/ Robert Brennan	Director
Robert Brennan

/s/ Jane Chwick	Director
Jane Chwick

/s/ Rohan Haldea	Director
Rohan Haldea

/s/ Gina Loften	Director
Gina Loften

/s/ Salim Nathoo	Director
Salim Nathoo

/s/ William Parrett	Director
William Parrett

/s/ Roxanne Taylor	Director
Roxanne Taylor