Form 10-Q
period 2022-03-31
Thoughtworks Holding, Inc.
filed 2022-05-09
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2022, there were approximately 310,325,400 shares of the registrant's common stock outstanding.

THOUGHTWORKS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
Forward-Looking Statements		3

Part I. Financial Information
Item 1	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity for the three months ended March 31, 2022 and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosure About Market Risk	36
Item 4	Controls and Procedures	36

Part II. Other Information
Item 1	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults Upon Senior Securities	37
Item 4	Mine Safety Disclosures	37
Item 5	Other Information	37
Item 6	Exhibits	38
Signatures		39

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” "strive," “will,” “would” or similar expressions and the negatives of those terms but the absence of these words does not mean that the statement is not forward-looking. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, competitive position, our industry and regulatory environment, potential growth opportunities and the effects of competition.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report and the documents that we have filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect.
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
•investment funds advised by Apax Partners L.L.P. control us, and such control may give rise to actual or perceived conflicts of interests;
•our status as a “controlled company” will grant us exemptions from certain corporate governance requirements, and our status as an “emerging growth company” will allow us to comply with reduced public company reporting requirements; and

other factors disclosed in the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022 (the "2021 Annual Report").
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, those disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our 2021 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$339,638	$368,209
Trade receivables, net of allowance of $10,431 and $8,916, respectively	146,835	145,874
Unbilled receivables	139,917	104,057
Prepaid expenses and other current assets	74,067	60,799
Total current assets	700,457	678,939
Property and equipment, net	34,526	34,500
Right-of-use assets	39,377	—
Intangibles and other assets:
Goodwill	345,595	346,719
Trademark	273,000	273,000
Customer relationships, net	123,315	125,867
Other non-current assets	29,610	25,125
Total assets	$1,545,880	$1,484,150
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,379	$4,773
Long-term debt - current	7,150	7,150
Income taxes payable	20,029	15,693
Accrued compensation	107,598	79,460
Deferred revenue	5,230	13,807
Value-added tax and sales tax payable	5,096	7,954
Accrued expenses	29,845	51,693
Lease liabilities, current	14,426	—
Total current liabilities	195,753	180,530
Lease liabilities, non-current	27,695	—
Long-term debt, less current portion	495,785	497,380
Deferred tax liabilities	74,160	78,944
Other long-term liabilities	17,581	18,805
Total liabilities	810,974	775,659
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 360,854,572 and 356,117,752 issued, 310,024,807 and 305,132,181 outstanding at March 31, 2022 and December 31, 2021, respectively	361	356
Treasury stock, 50,829,765 and 50,985,571 shares at March 31, 2022 and December 31, 2021, respectively	(627,484)	(629,424)
Additional paid-in capital	1,481,524	1,390,630
Accumulated other comprehensive loss	(16,542)	(10,863)
Retained deficit	(102,953)	(42,208)
Total stockholders' equity	734,906	708,491
Total liabilities and stockholders' equity	$1,545,880	$1,484,150
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$320,940	$237,662
Operating expenses:
Cost of revenues	263,349	134,791
Selling, general and administrative expenses	111,734	66,516
Depreciation and amortization	5,846	4,346
Total operating expenses	380,929	205,653
(Loss) income from operations	(59,989)	32,009
Other income (expense):
Interest expense	(4,647)	(6,194)
Net realized and unrealized foreign currency gain (loss)	4,945	(2,668)
Other income, net	88	61
Total other income (expense)	386	(8,801)
(Loss) income before income taxes	(59,603)	23,208
Income tax expense	301	4,623
Net (loss) income	$(59,904)	$18,585

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,679)	(3,968)
Comprehensive (loss) income	$(65,583)	$14,617

Net (loss) earnings per common share:
Basic (loss) earnings per common share	$(0.20)	$0.06
Diluted (loss) earnings per common share	$(0.20)	$0.06

Weighted average shares outstanding:
Basic	306,189,816	242,471,720
Diluted	306,189,816	249,125,028
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2020	23,493,546	$322,800	278,322,716	$279	572,711	$(1,608)	$381,172	$(1,589)	$106,458	$484,712
Net income	—	—	—	—	—	—	—	—	18,585	18,585
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,968)	—	(3,968)
Issuance of common stock on exercise of options	—	—	27,184	—	—	—	62	—	—	62
Issuance of common stock	—	—	133,313	—	—	—	1,873	—	—	1,873
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $9.0 million	27,765,084	380,994	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(104)	—	—	(104)
Tender offer	—	—	(50,412,860)	—	50,412,860	(627,816)	(10,391)		(79,222)	(717,429)
Stock-based compensation expense	—	—	—	—	—	—	1,874	—	—	1,874
Balance as of March 31, 2021	51,258,630	$703,794	228,070,353	$279	50,985,571	$(629,424)	$374,486	$(5,557)	$45,821	$(214,395)

Balance as of December 31, 2021	—	$—	305,132,181	$356	50,985,571	$(629,424)	$1,390,630	$(10,863)	$(42,208)	$708,491
Net loss	—	—	—	—	—	—	—	—	(59,904)	(59,904)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,679)	—	(5,679)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	—	—	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	—	—	120,737	—	—	120,737
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	—	$—	310,024,807	$361	50,829,765	$(627,484)	$1,481,524	$(16,542)	$(102,953)	$734,906
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(59,904)	$18,585
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	8,582	6,884
Bad debt recovery	(100)	(168)
Deferred income tax benefit	(6,461)	(1,252)
Stock-based compensation expense	120,737	1,874
Unrealized foreign currency exchange (gains) losses	(5,847)	3,929
Non-cash lease expense on right-of-use assets	4,153	—
Other operating activities, net	314	707
Changes in operating assets and liabilities:
Trade receivables	(1,130)	27,579
Unbilled receivables	(35,314)	(20,422)
Prepaid expenses and other assets	(4,963)	(20,045)
Lease liabilities	(2,358)	—
Accounts payable	1,613	1,036
Accrued expenses and other liabilities	(25,417)	11,054
Net cash (used in) provided by operating activities	(6,095)	29,761
Cash flows from investing activities:
Purchase of property and equipment	(5,134)	(5,584)
Proceeds from disposal of fixed assets	136	77
Acquisition of businesses, net of cash acquired	—	(44,759)
Net cash used in investing activities	(4,998)	(50,266)
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	380,994
Proceeds from issuance of common stock	—	1,873
Payments of obligations of long-term debt	(1,788)	(131,346)
Payments of debt issuance costs	—	(7,176)
Proceeds from borrowings on long-term debt	—	401,285
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	704	62
Shares and options purchased under tender offer	—	(702,173)
Withholding taxes paid on tender offer	(15,469)	—
Withholding taxes paid on dividends previously declared	(5,903)	—
Withholding taxes paid related to net share settlement of equity awards	(7,307)	—
Other financing activities, net	(29)	(139)
Net cash used in financing activities	(29,792)	(56,620)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	182	(1,204)
Net decrease in cash, cash equivalents and restricted cash	(40,703)	(78,329)
Cash, cash equivalents and restricted cash at beginning of the period	394,942	492,199
Cash, cash equivalents and restricted cash at end of the period	$354,239	$413,870

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$4,355	$5,067
Income taxes paid	$2,383	$3,394

Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued expenses	$4,575	$15,469
Withholding taxes payable included within accrued compensation	$21,930	$—
Option costs receivable included within prepaid expenses and other current assets	$635	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$339,638	$397,291
Restricted cash included in other current assets	13,376	15,256
Restricted cash included in other non-current assets	1,225	1,323
Total cash, cash equivalents and restricted cash	$354,239	$413,870
    The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Summary of Significant Accounting Policies
Thoughtworks Holding, Inc. (together with its subsidiaries, the “Company”) develops, implements, and services complex enterprise application software, and provides business technology consulting. The Company conducts business in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Romania, Singapore, Spain, Thailand, the United Kingdom and the United States. Thoughtworks Holding, Inc. is the ultimate parent holding company of Thoughtworks, Inc. among other subsidiaries.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Thoughtworks Holding, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2021 Annual Report.
Certain amounts in the prior period consolidated financial statements and notes have been reclassified to conform to the 2022 presentation. These reclassifications had no effect on results of operations previously reported.
Preparation of Financial Statements and Use of Estimates
The preparation of these condensed consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for credit losses, valuation and impairment of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on current expectations and historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates, and such differences may be material to the condensed consolidated financial statements in the future. Operating results for interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
Stock Split
Prior to the Company's initial public offering (the "IPO") which closed on September 17, 2021, the Company effected an approximate 43.6-for-1 split of each outstanding share of common stock (the "Stock Split"). All share and per share information has been retroactively adjusted to effect the Stock Split for all periods presented.
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

Government Assistance
The Company has historically received government subsidies in the form of cash in China and Singapore related to expenses such as rent, wages, training benefits and taxes. The subsidies are recorded against the related expense within selling, general and administrative ("SG&A") expense or cost of revenues in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The Company recorded an immaterial amount for the three months ended March 31, 2022.
Allowance for Credit Losses
The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) in the first quarter of 2022. See “—Recently Adopted Accounting Standards” below for further discussion. The Company is exposed to credit risk primarily through trade receivables and unbilled receivables. Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Three Months Ended March 31,
2022
Allowance for credit losses, beginning balance	$(8,916)
Impact of accounting standard adoption	(841)
Current provision for expected credit losses	100
Write-offs charged against allowance	—
Recoveries of amounts previously written off	—
Changes due to exchange rates	(774)
Allowance for credit losses, ending balance	$(10,431)
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting and requires lessees to recognize virtually all leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short term leases). The Company early adopted the standard effective January 1, 2022. The Company elected the modified retrospective transition method, and as a result, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the date of adoption. The Company elected to use the package of practical expedients, which permits the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. The Company is electing not to apply the recognition requirements to short-term leases of 12 months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term. The Company also elected the option to combine lease and non-lease components as a single component for the Company's entire population of lease assets. Upon adoption, the Company recorded $40.9 million of right-of-use assets ("ROU") and $43.7 million of lease liabilities. Refer to Note 5, Leases, for further discussion.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts, or a current expected credit loss (“CECL”) model. For trade receivables, loans, and other financial instruments, companies are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. In November 2019, the FASB issued ASU 2019-10 which delayed the effective date for the CECL standard. The guidance and related amendments are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date.

The Company early adopted the accounting standard by recording a cumulative effect adjustment to retained earnings as of January 1, 2022 using a modified retrospective approach. The adoption mainly impacts trade receivables and unbilled receivables. The Company analyzed its historical credit loss experience and considered current conditions and reasonable forecasts in developing the expected credit loss rates. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities About Government Assistance (Topic 832), which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the ASU’s provisions either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. The Company adopted the standard on January 1, 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of this ASU on the condensed consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended March 31, 2022 and 2021 was 63% and 64%, respectively.
As of March 31, 2022 and December 31, 2021, approximately 68% and 73%, respectively, of trade accounts receivable and unbilled accounts receivable was due from customers located outside the United States. At March 31, 2022 and December 31, 2021, the Company had net fixed assets of $26.2 million and $26.6 million, respectively, outside the United States.
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

Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended March 31,
	2022	2021
North America (1)	$121,949	$89,795
APAC (2)	102,206	72,590
Europe (3)	82,926	64,114
LATAM	13,859	11,163
Total revenues	$320,940	$237,662
(1)For the three months ended March 31, 2022 and 2021, the United States represented 35.9%, or $115.1 million, and 36.1%, or $85.9 million, respectively, of the Company’s total revenues. Canadian operations were determined to be immaterial given the revenues generated from such operations as a percentage of total North America revenues was less than 10% for the three months ended March 31, 2022 and 2021.
(2)For the three months ended March 31, 2022 and 2021, Australia represented 11.3%, or $36.3 million, and 11.1%, or $26.5 million, respectively, of the Company’s total revenues.
(3)For the three months ended March 31, 2022 and 2021, the United Kingdom represented 11.7%, or $37.7 million, and 12.0%, or $28.6 million, respectively, of the Company’s total revenues. For the three months ended March 31, 2021, the revenues generated in Germany represented 11.0%, or $26.0 million, of the Company’s total revenues. For the three months ended March 31, 2022, revenues generated in Germany as a percentage of the Company’s total revenues was less than 10%.
Other foreign countries were determined to be immaterial given the revenues generated from such operations as a percentage of the Company’s total revenues was less than 10% for the three months ended March 31, 2022 and 2021.
The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended March 31,
	2022	2021
Technology and business services	$85,349	$66,210
Energy, public and health services	77,110	63,664
Retail and consumer	62,435	41,133
Financial services and insurance	58,464	34,254
Automotive, travel and transportation	37,582	32,401
Total revenues	$320,940	$237,662
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended March 31,
	2022	2021
Time-and-material	$271,363	$189,174
Fixed-price	49,577	48,488
Total revenues	$320,940	$237,662

Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of March 31, 2022	As of December 31, 2021
Contract assets included in unbilled receivables	$28,491	$25,408
Contract liabilities included in deferred revenue	$5,230	$13,807
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended March 31, 2022 and 2021, the Company recognized $10.1 million and $6.2 million, respectively, of revenues that were included in current liabilities at the prior year end.
Costs to Obtain a Customer Contract
The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs would primarily relate to commissions paid to our account executives and are included in SG&A expenses. The Company did not have long term contracts to capitalize related costs prior to the fourth quarter of 2021.
The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended March 31,
	2022	2021
Costs to obtain contracts, beginning balance	$2,039	$—
Costs to obtain contracts capitalized	91	—
Amortization of capitalized costs	(315)	—
Impairment of costs to obtain contracts	—	—
Changes due to exchange rates	(1)	—
Costs to obtain contracts, ending balance	$1,814	$—
Transaction Price Allocated to Remaining Performance Obligations
The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less.
Note 3 – Income Taxes
Prior to the IPO, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year to the pre-tax income or loss for the interim period, adjusting the provision for discrete tax items recorded in the period. Upon the IPO, due to the magnitude of transaction related stock-based compensation costs, the Company's forecasted pre-tax income for the year is causing the tax rate to be highly sensitive, whereby minor changes in forecasted pre-tax income generate significant variability in the estimated annual effective tax rate. This is impacting the customary relationship between income tax expense and pre-tax income in interim periods. Beginning in the third quarter of 2021, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate due to the range of potential impacts for the aforementioned forecast changes. Accordingly, the Company computed the effective tax rate for the three month period ended March 31, 2022 using actual results, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting.
The Company’s effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was (0.5)% and 19.9%, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% for such period primarily due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of higher income tax rates in locations outside the United States, offset by excess tax benefits on stock-based compensation. The decrease in the effective tax rate for the three months ended March 31, 2022, as compared to the prior period, was primarily due to the non-deductibility of China SAFE restricted stock units ("RSUs"), the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code. The negative effective tax rate for the three months ended March 31, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the quarter.
Note 4 – (Loss) Earnings Per Common Share
Basic (loss) earnings per common share is computed by dividing the net (loss) income allocated to common shareholders by the weighted average of common shares outstanding for the period.
Diluted loss per common share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options and unvested equity-settled RSUs, to the extent dilutive. Basic and diluted loss per common share is the same for the current period ended, as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. For comparability purposes, all prior period share amounts presented have been retroactively adjusted to give effect to the Stock Split, and share counts below also reflect the conversion of preferred stock to common stock on a 1-for-1 basis upon the occurrence of the IPO.
The components of basic and diluted (loss) earnings per common share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic (loss) earnings per common share:
Net (loss) income	$(59,904)	$18,585
Earnings allocated to Preferred Stock	—	(3,411)
Net (loss) income allocated to common shareholders – Basic	$(59,904)	$15,174

Weighted average common shares outstanding – Basic	306,189,816	242,471,720
Basic (loss) earnings per common share	$(0.20)	$0.06

Diluted (loss) earnings per common share:
Net (loss) income allocated to common shareholders – Basic	(59,904)	15,174
Weighted average shares outstanding – Basic	306,189,816	242,471,720
Dilutive effect of:
Employee stock options and common shares (1)	—	6,653,308
Weighted average common shares outstanding – Diluted	306,189,816	249,125,028
Diluted (loss) earnings per common share	$(0.20)	$0.06
(1) Reflects the dilutive effects of applying the treasury stock method to the employee stock options, after effects of an approximate 43.6-for-1 stock split noted above. Dilutive options include time and performance vesting options. Performance vesting options represent the accelerated vesting of all performance vesting options upon the occurrence of the IPO, and are only reflected in the denominator of earnings per share, diluted, as the performance vesting options are fully vested at the date of the IPO, and are not assumed to be exercised. For periods where the Company was in a net loss, dilutive options were excluded but would have been dilutive if the Company was not in a net loss.
The following potentially dilutive securities were excluded from the computation of diluted (loss) earnings per common share calculations because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Employee stock options and RSUs	27,693,628	110,468
Note 5 – Leases
The Company leases facilities (office space and corporate apartments) and equipment (IT equipment) under various non-cancelable operating leases that expire through December 2031, some of which include one or more options to extend the leases, generally at rates to be determined in accordance with the agreements. The Company's facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. The Company's lease terms include options to extend the lease if they are reasonably certain of being exercised.
The Company recognizes operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Operating lease expense and the related variable lease expense is recorded within SG&A expenses in the Company's condensed consolidated statements of (loss) income and comprehensive (loss) income. The Company does not have finance leases.
The Company determines if a contract contains a lease at lease inception. If the borrowing rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate ("IBR") based on information available at lease commencement including prevailing financial market conditions to determine the present value of future lease payments. The Company has elected the option to combine lease and non-lease components as a single component for the Company's entire population of lease assets.
Operating lease assets and lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, and lease incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leased assets are presented net of accumulated amortization. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities; instead, these are expensed as incurred and recorded as variable lease expense.
Adoption of Topic 842 resulted in the initial recognition of ROU assets of $40.9 million and lease liabilities of $43.7 million.
As of March 31, 2022, the Company does not have any leases that create significant rights and obligations that have not yet commenced. For the three months ended March 31, 2022, operating lease cost was $4.7 million. The Company's short-term lease cost and variable lease cost were immaterial.
The following table presents supplemental cash flow information (in thousands):

March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,758
ROU assets obtained in exchange for new operating lease liabilities	4,114

The following table presents average lease terms and discount rates (in thousands):

March 31, 2022
Weighted-average remaining lease term (years)	4.2
Weighted average discount rate	5.3%

As of March 31, 2022, the aggregate future lease payments under all operating leases are as follows (in thousands):

Operating
Remainder of 2022	$12,467
2023	12,832
2024	7,768
2025	4,572
2026	3,440
Thereafter	6,162
Total lease payments	47,241
Less: imputed interest	5,120
Present value of lease liabilities	$42,121
ASC 840 Disclosures
Prior to the adoption of Topic 842, aggregate future minimum lease payments, net of sublease income, under all operating leases were as follows as of December 31, 2021 (in thousands):

2022	$17,557
2023	11,690
2024	6,849
2025	3,955
2026	3,027
Thereafter	6,088
Total future minimum lease payments	$49,166
Total rent expense for all operating leases for the three months ended March 31, 2021 was $4.8 million.
Note 6 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$83,493	$782
Selling, general and administrative expenses	37,243	1,092
Total stock-based compensation expense	$120,736	$1,874

Stock Options
The following is a summary of performance and time vesting stock option activity for the three months ended March 31, 2022 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2021	24,097,082	$3.79
Granted	—	—
Forfeited	(27,141)	4.98
Exercised	(386,571)	3.46
Cancelled	—	—
Expired	—	—
Balance at March 31, 2022	23,683,370	$3.80	$402,944	6.3

Exercisable at March 31, 2022	21,713,162	$3.30	$380,231	6.1
As of March 31, 2022, total compensation cost related to time vesting options not yet recognized was $6.7 million, which will be recognized over a weighted-average period of 1.6 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan.
The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2021. No options were granted during the three months ended March 31, 2022.

Three Months Ended March 31,
2021 (1)
Risk-free interest rate	0.1%
Dividend yield	—%
Expected volatility	55.0%
Expected term (years)	1
(1) The risk-free interest rate is based on the rates of U.S. Treasury securities with a maturity similar to the term to liquidity, continuously compounded. The expected equity volatility is estimated based on an analysis of guideline public companies’ historical volatility. As these stock options were awarded prior to the IPO, the expected term was estimated based on management’s assumptions of time to a liquidity event.

Restricted Stock Units
The following is a summary of RSU activity for the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	14,128,722	$23.39
Granted (1)	5,203,508	22.42
Forfeited	(496,758)	23.11
Vested (2)	(5,840,524)	21.00
Unvested balance at March 31, 2022	12,994,948	$24.09
(1)Includes 4.4 million RSUs that were contingent upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”), which occurred on February 25, 2022.
(2)Includes 1.3 million shares that were net settled when released and returned to the share pool for future grants.
As of March 31, 2022, total compensation cost related to all RSUs not yet recognized was $226.3 million, of which $145.2 million is IPO related and considered nonrecurring. The remainder of $81.1 million is expected to be recurring in relation to the annual grant. The unamortized expense is anticipated to be recognized over a weighted-average period of 1.6 years.
Note 7 – Credit Agreements
The following table presents the Company's outstanding debt and borrowing capacity (in thousands):

	March 31, 2022	December 31, 2021
Availability under revolving credit facility (due March 26, 2026)	$165,000	$165,000
Borrowings under revolving credit facility	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$502,935	$504,530
Interest rate	3.25%	3.50%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	March 31, 2022	December 31, 2021
Long-term debt, less current portion	$500,700	$502,488
Capitalized deferred financing fees	(4,915)	(5,108)
Long-term debt	495,785	497,380
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$502,935	$504,530
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of March 31, 2022 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $485.0 million as of December 31, 2021.

Note 8 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2022	December 31, 2021
Accrued interest expense	$72	$76
Accrued employee expense	1,674	2,320
Accrued travel expense	301	514
Operating lease expenses	249	262
Insurance charges	209	170
Professional fees	7,010	5,188
Withholding taxes payable	4,637	26,077
Other taxes payable	11,545	9,402
Rebates payable	943	943
Other accrued expenses	3,205	6,741
Accrued expenses	$29,845	$51,693
Note 9 – Subsequent Events
On April 26, 2022, the Company completed the acquisition of Connected, an end-to-end product development service firm that partners with their clients to discover and deliver products, in an all-cash transaction for a gross purchase price of approximately $64.6 million, or $60.3 million net of cash acquired of $4.3 million. Connected is now wholly-owned by the Company. The acquisition will advance the Company's capabilities in solving business problems through product-led design processes, from defining the strategy to discovery and delivery and enhance the Thoughtworks customer experience, product and design service line in North America. The Company is still in the process of finalizing the purchase price allocation including preliminary allocation of the purchase consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2021 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” in our 2021 Annual Report and “Forward-Looking Statements” herein for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Quarterly results reflected herein are not necessarily indicative of our operating results for a full year or any future period.
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 11,000+ Thoughtworkers strong across 49 offices in 17 countries. Over the last 25+ years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
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
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Revenues	$320,940	$237,662
Revenue Growth Rate as reported (1)	35.0%	10.6%
Revenue Growth Rate at constant currency (1)	38.2%	6.1%
Net (loss) income	$(59,904)	$18,585
Net (loss) income margin	(18.7)%	7.8%
Adjusted Net Income (2)	$43,992	$35,079
Adjusted EBITDA (3)	$72,872	$53,836
Adjusted EBITDA Margin (3)	22.7%	22.7%
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three months ended March 31, 2022, revenues increased 35.0%. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three months ended March 31, 2021, we would have reported revenue growth of 38.2%. The negative impact to revenues, from foreign currencies, was as a result of the appreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net (Loss) Income, Net (Loss) Income Margin and Adjusted Net Income
For the three months ended March 31, 2022, we reported a net loss of $59.9 million, a decrease of $78.5 million, or 422.3%, compared to net income of $18.6 million for the three months ended March 31, 2021. We reported net loss margin for the three months ended March 31, 2022 of 18.7%, a decrease of approximately 26.5%, compared to a net income margin of 7.8% for the three months ended March 31, 2021. The decreases in net income and net income margin were driven by increased stock-based compensation expense of $118.9 million, $82.7 million included in cost of revenues and $36.2 million included in SG&A expenses, which includes (a) $47.7 million related to the approval of China SAFE RSUs; (b) $56.2 million related to the RSU grants issued in connection with the IPO; (c) $15.2 million related to RSU grants awarded post-IPO; and (d) $(0.2) million related to options granted in 2021. The decrease was also driven by increased payroll expenses (excluding stock-based compensation) of $50.3 million, $42.3 million included in cost of revenues and $8.0 million included in SG&A expenses, due to our investment in additional headcount to support revenue growth. The aforementioned increases in stock-based compensation expense and payroll expenses were partially offset by revenue growth of 35.0% reflecting strong demand for our services and our continued focus on obtaining new clients and growing our existing client relationships, a $6.4 million decrease in acquisition related expenses and a $4.3 million decrease in income tax expense. For more information, see “—Results of Operations.” We consider net income margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the three months ended March 31, 2022, we reported Adjusted Net Income of $44.0 million, compared to $35.1 million for the three months ended March 31, 2021, an increase of $8.9 million, or 25.4%. The increase was primarily due to higher revenues as a result of strong demand for our services, improved staffing leverage alongside our differentiated value proposition and premium services driving a higher bill rate, improved efficiencies in the cost of delivering the general and administrative activities of our business, and a decrease in income tax expense. This was partially offset by increased payroll expenses (excluding stock-based compensation) to support revenue growth.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended March 31, 2022, we reported Adjusted EBITDA of $72.9 million, compared to $53.8 million for the three months ended March 31, 2021, an increase of $19.0 million, or 35.4%, and we reported an Adjusted EBITDA Margin of 22.7% compared to 22.7% for the three months ended March 31, 2021. The increase in Adjusted EBITDA was due to higher revenues as demand for our services increased, improved staffing leverage and efficiencies in our general and administrative expenses, partially offset by operating expenses such as increased payroll expenses (excluding stock-based compensation) to support revenue growth.
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
Ability to retain and expand existing client relationships
For the trailing twelve months ended March 31, 2022, we served over 380 clients, which we define as clients with annual spend in excess of $25,000 within the preceding twelve months, many of whom we work with across multiple geographies. We actively manage our client portfolio and target clients where we believe there is opportunity to develop long-term relationships and drive significant growth. Accordingly, for both the three months ended March 31, 2022 and 2021, 95.4% of our revenues were derived from recurring clients, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the trailing twelve month periods through March 31, 2022 and 2021, 88.3% and 89.9% of our revenues were derived from recurring clients, respectively, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months. This represents increases of 62.4% and 37.0% in revenues from new and existing clients, respectively. For the trailing twelve month periods through March 31, 2022 and 2021, 31 and 23 clients, respectively, generated greater than $10 million in revenues, a 34.8% increase in the number of clients.
While we continue to derive a substantial part of our overall revenues from recurring clients, we maintain relatively low client concentration among our largest clients. For the three months ended March 31, 2022, revenues from our top five, ten and fifty clients as a percentage of total revenues were 15.0%, 25.9% and 66.1%, respectively, compared to 19.4%, 30.9% and 75.1%, respectively, for the three months ended March 31, 2021. The overall decrease of a percentage of total revenues for our top five and top ten clients is a result of a higher contribution of revenues from our top fifty clients growing at a faster pace than our top five and top ten clients in the first quarter of 2022 compared to the first quarter of 2021.
Net Dollar Retention Rate
We also utilize the net dollar retention ratio to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth, and it measures our ability to continually offer and deliver innovative services to our clients. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The net dollar retention ratio is calculated by dividing (a) the trailing twelve month period revenue from recurring clients by (b) the prior comparative period revenue from recurring clients.

The net dollar retention ratio increased to approximately 132% for the trailing twelve months ended March 31, 2022 from 101% for the trailing twelve months ended March 31, 2021. The net dollar retention ratio for the trailing twelve months ended March 31, 2021 was largely driven by the impact of COVID-19. Starting in the second quarter of 2020, we experienced pauses in ongoing engagements and select project cancellations as certain of our clients focused on the immediate challenges linked to the COVID-19 pandemic. We believe that the financial challenges caused by COVID-19 contributed to lower technology spending by our existing customers concentrated in certain verticals, such as automotive, travel and transportation and retail and consumer. To partially offset the impact on revenue from the affected verticals, we pivoted our focus to companies that were increasing their spending on digital transformation in response to the COVID-19 pandemic. During the trailing twelve months ended March 31, 2022, sector diversification enabled us to re-balance sales exposure to verticals that were spending incrementally through the pandemic, such as technology and business services and energy, public and health services. As a result of our continued growth trend, the net dollar retention rate increased for the trailing twelve months ended March 31, 2022.
Ability to acquire new clients
We intend to continue to acquire new clients through programs designed to generate new business demand and position us as a trusted partner. Winning new business in existing and new geographies and industry verticals is a critical component of our growth strategy. Dedicated new business teams work with marketing using data-driven approaches to focus on client acquisition efforts. Commensurately, our total number of clients increased to 384 as of March 31, 2022 from 353 as of March 31, 2021, as we saw increased demand for our global services, including in North America, Europe, Asia-Pacific region ("APAC") and Latin America ("LATAM"). Going forward, we may also add new clients, including in new geographies and industry verticals, through selective strategic acquisitions.
Expanding our technical capabilities and client solutions
We combine strategy, design and software engineering expertise to offer premium, end-to-end solutions to our clients. Our value proposition is based on our thought leadership and expertise across innovative new technologies, differentiated client solutions across our service lines and local and nearshore capabilities (i.e., those delivered from nearby countries in similar time zones) and offshore capabilities (i.e., those delivered from distant countries in different time zones). Our premium position enabled us to drive average revenue per employee of approximately $29,000, or $116,000 annualized, for the three months ended March 31, 2022, which is consistent with the comparative period in 2021. We believe our average revenue per employee is meaningfully higher than all our pure-play competitors. We define average revenue per employee as total revenues for the period divided by the average number of employees in such period. Our ability to continue delivering premium and innovative services to our clients depends on evolving our technical and engineering capabilities.
Ability to recruit and retain talent
To provide services to our clients, we must efficiently hire, train and retain skilled professionals without compromising on the high standards we set for our people. We believe our ability to attract and retain top talent drives high client satisfaction and enables us to deliver on strong client demand to generate growth. Apart from driving high client satisfaction, lower attrition leads to lower hiring and training costs and increased productivity. For the trailing twelve month period through March 31, 2022, our voluntary attrition rate was 14.1%, up from 12.3% for the trailing twelve month period through March 31, 2021 driven by strong market demand for digital talent. We increased our total number of employees to over 11,000 as of March 31, 2022.
Ability to optimize our global delivery
We have a global footprint with the ability to deliver services from multiple geographic regions. As of March 31, 2022, 9 out of our top 10 clients relied on Thoughtworks’ delivery from more than one region. We utilize a blended delivery model, which means we are able to offer a combination of local talent with nearshore/offshore talent, allowing us to maintain close proximity to our clients for context and local market knowledge, while driving rapid and high-quality delivery at scale.

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
For a detailed discussion of our revenue recognition policy, refer to the notes to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Cost of Revenues
Cost of revenues consists primarily of personnel and related costs directly associated with the professional services, including salaries, bonuses, fringe benefits, share-based compensation, project related travel costs and costs of contracted third-party vendors. Also included in cost of revenues is depreciation attributable to the portion of our property and equipment utilized in the delivery of services to our clients.
Gross Profit and Gross Margin
Gross profit represents revenues less cost of revenues. Gross margin represents gross profit as a percentage of revenues.
Selling, General and Administrative Expenses
SG&A expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities (including operating leases), advertising and other promotional activities.
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
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Revenues	$320,940	$237,662
Operating expenses:
Cost of revenues (1)	263,349	134,791
Selling, general and administrative expenses (1)	111,734	66,516
Depreciation and amortization	5,846	4,346
(Loss) income from operations	(59,989)	32,009
Other income (expense):
Interest expense	(4,647)	(6,194)
Net realized and unrealized foreign currency gain (loss)	4,945	(2,668)
Other income, net	88	61
Total other income (expense)	386	(8,801)
(Loss) income before income taxes	(59,603)	23,208
Income tax expense	301	4,623
Net (loss) income	$(59,904)	$18,585
Effective tax rate	(0.5)%	19.9%
(1) Includes stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$83,493	$782
Selling, general and administrative expenses	37,243	1,092
Total stock-based compensation expense	$120,736	$1,874
Summary Comparison of Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021
Revenues for the three months ended March 31, 2022 increased $83.3 million, or 35.0%, to $320.9 million, compared to $237.7 million for the three months ended March 31, 2021. The increase in revenues was driven by higher demand for services as certain clients accelerated their digital transformation projects. The majority of our revenues are generated from recurring clients or those expanding their usage of our services. Revenue recognized from our recurring client base was approximately 95.4% for the three months ended March 31,

2022 and 95.4% for the three months ended March 31, 2021, with the remainder of our revenue attributable to new clients.
Our revenue growth primarily depends on our ability to retain and drive growth from existing clients. The net dollar retention ratio was approximately 132% and 101% for the trailing twelve months ended March 31, 2022 and 2021, respectively. For a discussion of the factors impacting our net dollar retention ratio, see "—Key Factors Affecting Our Performance—Net Dollar Retention Rate."
Income from operations for the three months ended March 31, 2022 decreased $92.0 million, or approximately 287.4%, to a loss from operations of $60.0 million compared to income from operations of $32.0 million for the three months ended March 31, 2021. Loss from operations as a percentage of revenues for the three months ended March 31, 2022 was (18.7)%, compared to income from operations of 13.5% for the three months ended March 31, 2021. The decrease was primarily driven by stock-based compensation of $118.9 million, as previously discussed.
Our effective tax rates for the three months ended March 31, 2022 and 2021 was (0.5)% and 19.9%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, offset by excess tax benefits on stock-based compensation. The decrease in the effective tax rate for the three months ended March 31, 2022 as compared to the prior year was primarily due to the non-deductibility of China SAFE RSUs, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code. The negative effective tax rate for the three months ended March 31, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the quarter.
Net income for the three months ended March 31, 2022 decreased $78.5 million to a loss position of $59.9 million compared to net income of $18.6 million for the three months ended March 31, 2021. The decrease was driven by stock-based compensation.
Revenues
We continue to expand our international presence and nearshore capabilities in different geographies. For the three months ended March 31, 2022, total revenues grew 35.0% to $320.9 million compared to $237.7 million for the first quarter of 2021. The increase was attributable to strong demand for our services, including strong growth across geographies and verticals, and expansion in our top fifty clients.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
Technology and business services	$85,349	26.6%	$66,210	27.9%
Energy, public and health services	77,110	24.0%	63,664	26.8%
Retail and consumer	62,435	19.5%	41,133	17.3%
Financial services and insurance	58,464	18.2%	34,254	14.4%
Automotive, travel and transportation	37,582	11.7%	32,401	13.6%
Total revenues	$320,940	100.0%	$237,662	100.0%
During the three months ended March 31, 2022, we continued to see a strong demand environment and sustained revenue growth in the financial services and insurance and retail and consumer industry verticals which grew by 70.7% and 51.8%, respectively.

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
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
North America	$121,949	38.0%	$89,795	37.8%
APAC	102,206	31.9%	72,590	30.5%
Europe	82,926	25.8%	64,114	27.0%
LATAM	13,859	4.3%	11,163	4.7%
Total revenues	$320,940	100.0%	$237,662	100.0%
For the three months ended March 31, 2022, we had revenue growth of 35.8% in North America, with the United States generating revenues of $115.1 million, compared to $85.9 million for the same period in 2021. The largest client demand came from the energy, public and health services vertical which was primarily driven by our clients' increased focus on digital transformation. Further, our ability to retain existing clients and increase the level of services we provide resulted in incremental revenue expansion.
For the three months ended March 31, 2022, we had revenue growth of 40.8% in APAC where the top revenue contributing customer location country was Australia, generating revenues of $36.3 million, compared to $26.5 million for the same period in 2021. The largest client demand came from the technology and business services industry vertical driven by increased client demand on digital transformation projects.
For the three months ended March 31, 2022, we had revenue growth of 29.3% in Europe where the top revenue contributing customer location countries were the United Kingdom and Germany generating revenues of $37.7 million and $31.8 million, respectively, compared to $28.6 million and $26.0 million, respectively, for the same period in 2021. The largest driver of client demand came from our automotive, travel and transportation industry vertical where certain automotive manufacturers and service providers continued to focus on digital transformation.
For the three months ended March 31, 2022, we had revenue growth of 24.2% in LATAM, with Brazil being our largest customer location generating revenues of $7.8 million compared to $6.4 million for the same period in 2021. The largest driver of client demand came from our retail and consumer vertical where our clients continue to focus on digital transformation.
Revenues by Client Concentration
We have long-standing relationships with many of our clients. We seek to grow revenues from our existing clients by continually increasing the value we provide and expanding the scope and size of our engagements. Revenues derived from these clients may fluctuate as these accounts mature or upon beginning or completion of multi-year projects. We believe there is significant potential for future growth as we expand our capabilities and offerings within existing clients. In addition, we remain committed to diversifying our client base and adding new clients to our client mix.

The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
Top five clients	$48,120	15.0%	$45,996	19.4%
Top ten clients	$83,031	25.9%	$73,544	30.9%
Top fifty clients	$212,012	66.1%	$178,470	75.1%
For the three months ended March 31, 2022, revenues from our top five and top ten existing clients experienced strong but slower growth compared to our year-over-year growth rate of 35.0% as we saw a higher contribution of revenues from our top fifty clients growing at a faster pace compared to the the same period in 2021. Additionally, we continued to focus on opportunities with new and existing clients, with 4.6% of revenues from new clients and 95.4% of revenues from existing clients, representing increases of 35.7% and 35.0% in revenues from new and existing clients, respectively.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1,510 million and $1,082 million for the trailing twelve months ended March 31, 2022 and 2021, respectively.
Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Cost of revenues	$263,349	$134,791	$128,558	95.4%
During the three months ended March 31, 2022, cost of revenues (including stock-based compensation) increased by $128.6 million, or 95.4%, compared to the three months ended March 31, 2021. This increase was primarily driven by an increase in payroll and benefit expenses of $42.3 million due to higher headcount as we invested in additional talent to support growth and stock-based compensation expense of $82.7 million.
Gross Profit and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Gross profit	$57,591	$102,871	$(45,280)	(44.0)%
Gross margin	17.9%	43.3%
Our gross margin decreased by 25.4% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in stock-based compensation of $82.7 million. This was partially offset by our revenue growth from the increased demand for our services along with our ability to execute certain strategic operational efficiency initiatives.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Selling, general and administrative expenses	$111,734	$66,516	$45,218	68.0%
For the three months ended March 31, 2022, SG&A expenses were $111.7 million, representing an increase of approximately 68.0%, compared to the three months ended March 31, 2021. The increase was primarily due to stock-based compensation expense of $36.2 million and payroll expenses (excluding stock-based compensation) of $8.0 million, partially offset by a decrease in acquisition-related retention payments of $6.4 million.
Depreciation and Amortization

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Depreciation and amortization	$5,846	$4,346	$1,500	34.5%
Depreciation and amortization relate to depreciation charges on our fixed assets, capitalized software amortization expense and intangible asset amortization expense. The increase was primarily due to an increase in the amortization expense related to increased capitalized software development costs for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Interest Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Interest expense	$4,647	$6,194	$(1,547)	(25.0)%
Interest expense is primarily related to our term loan and revolving credit facilities. The decrease was primarily due to decreased borrowings under our term loan facility for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Income Tax Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Income tax expense	$301	$4,623	$(4,322)	(93.5)%
The Company’s income tax expense decreased by $4.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to the pre-tax loss recorded for the period from IPO related stock-based compensation and related excess tax benefits on stock-based compensation, offset by the non-deductibility of China SAFE RSUs, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code.
Foreign Currency Exchange Gains and Losses
See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” included elsewhere in this Quarterly Report as well as “Item 1A. Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates" as included in our 2021 Annual Report.

Non-GAAP Financial Measures
We define Adjusted Net Income as net (loss) income adjusted for unrealized (gain) loss on foreign currency exchange, stock-based compensation expense, employer payroll tax on employee equity incentive plan, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, IPO-related costs and income tax effects of adjustments.
We define Adjusted EBITDA as net (loss) income adjusted to exclude income tax expense, interest expense, other expense (income), net, unrealized (gain) loss on foreign currency exchange, stock-based compensation expense, employer payroll tax on employee equity incentive plan, depreciation and amortization expense, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature and IPO-related costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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
The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(59,904)	$18,585
Unrealized foreign exchange (gains) losses	(5,847)	3,929
Stock-based compensation	120,736	1,874
Amortization of acquisition-related intangibles	2,992	2,981
Acquisition costs (a)	20	6,403
Certain professional fees (b)	803	1,648
Non-recurring tender offer compensation expense (c)	—	2,714
IPO-related costs (d)	—	1,043
Employer payroll tax on employee equity incentive plans (e)	3,622	—
Income tax effects of adjustments (f)	(18,430)	(4,098)
Adjusted Net Income	$43,992	$35,079

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(59,904)	$18,585
Income tax expense	301	4,623
Interest expense	4,647	6,194
Other income, net	(88)	(61)
Unrealized foreign exchange (gains) losses	(5,847)	3,929
Stock-based compensation	120,736	1,874
Depreciation and amortization	8,582	6,884
Acquisition costs (a)	20	6,403
Certain professional fees (b)	803	1,648
Non-recurring tender offer compensation expense (c)	—	2,714
IPO-related costs (d)	—	1,043
Employer payroll tax on employee equity incentive plans (e)	3,622	—
Adjusted EBITDA	$72,872	$53,836
Net (loss) income margin	(18.7)%	7.8%
Adjusted EBITDA Margin	22.7%	22.7%
(a)Reflects costs for certain professional fees and retention wage expenses related to certain acquisitions.
(b)Adjusts for certain transaction expenses, non-recurring legal expenses, and one-time professional fees.
(c)Adjusts for the additional compensation expense related to the tender offer completed in the first quarter of 2021.

(d)Adjusts for IPO-readiness costs and expenses that do not qualify as equity issuance costs.
(e)We exclude employer payroll tax expense on equity incentive plans as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business.
(f)Adjusts for the income tax effects of the foregoing adjusted items.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$339,638	$368,209
Availability under revolving credit facility	165,000	165,000
Borrowings under revolving credit facility	—	—
Long-term debt, including current portion (1)	502,935	504,530
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented in Note 7, Credit Agreements.
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
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $339.6 million and $165.0 million of available borrowings under our revolving credit facility. Cash and cash equivalents as of March 31, 2022 continue to include (a) proceeds from the issuance of preferred stock in the first and second quarter of 2021 of $322.8 million, net of equity issuance costs of $7.2 million, which proceeds were subsequently used to repurchase equity from existing shareholders; and (b) proceeds from the completion of our IPO in the third quarter of 2021 of $314.7 million, net of the underwriting discounts and commissions and other offering expenses of approximately $30.3 million.
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
Our Credit Facilities
Our subsidiaries are party to an amended and restated credit agreement, dated as of March 26, 2021 (as amended, the “Credit Agreement”), among Thoughtworks, Inc., Turing Acquisition LLC and Turing Midco LLC (collectively, the “Borrowers”), Turing Topco LLC (“Holdings”), Credit Suisse AG, Cayman Islands Branch, as administrative agent, the lenders party thereto and the other parties from time-to-time party thereto. The Credit Agreement provides for a senior secured term loan of $715.0 million (the “Term Loan”) and a senior secured revolving credit facility of up to $165.0 million (the “Revolver”). As of March 31, 2022, we had $507.9 million outstanding under our Term Loan with an interest rate of 3.25% and no borrowings outstanding under the Revolver.
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

Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin plus either (a) a base rate or (b) a LIBOR rate, at our option, subject to interest rate floors. Borrowings under the Revolver bear interest at a rate per annum equal to an applicable margin plus either (x) a base rate or (y) a LIBOR rate at our option. In addition to paying interest on outstanding borrowings under the Revolver, we are required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder and customary letter of credit fees. The applicable margins in respect of both the Term Loan and the Revolver are subject to adjustments based on our first lien leverage ratios and corporate family ratings. In the first quarter of 2022, the interest rate applicable to our Term Loan and our Revolver was permanently reduced by 25 basis points.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of March 31, 2022, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(6,095)	$29,761
Investing activities	(4,998)	(50,266)
Financing activities	(29,792)	(56,620)
Effect of exchange rate changes on cash and cash equivalents	182	(1,204)
Net decrease in cash and cash equivalents	$(40,703)	$(78,329)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 was $6.1 million compared to net cash provided by operating activities of $29.8 million in the comparable period in 2021. The increase in cash used was primarily due to an increase in trade receivables and unbilled receivables as a result of increased revenue in the first quarter of 2022 compared to the first quarter of 2021 and a decrease in accrued expenses and other liabilities due to the payment of bonus, annual wage payment and commissions.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $5.0 million compared to $50.3 million in the same period in 2021. The decrease was primarily attributable to the acquisition of Gemini and Fourkind in 2021.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 was $29.8 million driven by withholding taxes paid related to the following: net share settlement on equity awards of $7.3 million, tender offer of $15.5 million and dividends previously declared of $5.9 million.
Net cash used in financing activities of $56.6 million during the three months ended March 31, 2021 was primarily attributable to the repurchase of shares and vested options from our securityholders using the proceeds from the issuance of $720.0 million of preferred stock, partially offset by proceeds from an increase in our term loan (which were subsequently used to pay a dividend to our securityholders in April 2021).

Contractual Obligations and Future Capital Requirements
Contractual Obligations
There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2022 from the contractual obligations and commitments disclosed in the 2021 Annual Report. See Note 5, Leases, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our lease commitments.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2021 Annual Report.
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
There were no material changes to the information on market risk disclosure from our 2021 Annual Report.
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

Item 1A. Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the 2021 Annual Report in Part I, Item 1A. “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since those set forth in the 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the first quarter of 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith
**	Exhibits furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2022

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)