Form 10-Q
period 2022-06-30
Thoughtworks Holding, Inc.
filed 2022-08-15
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ______ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 11, 2022, there were approximately 311,131,085 shares of the registrant's common stock outstanding.

THOUGHTWORKS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
Forward-Looking Statements		3

Part I. Financial Information
Item 1	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity for the three and six months ended June 30, 2022 and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosure About Market Risk	41
Item 4	Controls and Procedures	41

Part II. Other Information
Item 1	Legal Proceedings	43
Item 1A	Risk Factors	43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3	Defaults Upon Senior Securities	43
Item 4	Mine Safety Disclosures	43
Item 5	Other Information	43
Item 6	Exhibits	44
Signatures		45

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” "strive," “will,” “would” or similar expressions and the negatives of those terms but the absence of these words does not mean that the statement is not forward-looking. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, competitive position, our industry, macroeconomic and regulatory environment, potential growth opportunities and the effects of competition.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,527	$368,209
Trade receivables, net of allowance of $11,774 and $8,916, respectively	160,490	145,874
Unbilled receivables	149,554	104,057
Prepaid expenses and other current assets	33,940	60,799
Total current assets	618,511	678,939
Property and equipment, net	36,593	34,500
Right-of-use assets	43,621	—
Intangibles and other assets:
Goodwill	401,810	346,719
Trademark	273,000	273,000
Customer relationships, net	131,437	125,867
Other non-current assets	33,434	25,125
Total assets	$1,538,406	$1,484,150
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,643	$4,773
Long-term debt - current	7,150	7,150
Income taxes payable	25,154	15,693
Accrued compensation	80,275	79,460
Deferred revenue	5,601	13,807
Value-added tax and sales tax payable	3,998	7,954
Accrued expenses	37,324	51,693
Lease liabilities, current	16,411	—
Total current liabilities	182,556	180,530
Lease liabilities, non-current	30,042	—
Long-term debt, less current portion	494,193	497,380
Deferred tax liabilities	68,835	78,944
Other long-term liabilities	18,934	18,805
Total liabilities	794,560	775,659
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 361,742,758 and 356,117,752 issued, 310,964,304 and 305,132,181 outstanding at June 30, 2022 and December 31, 2021, respectively	362	356
Treasury stock, 50,778,454 and 50,985,571 shares at June 30, 2022 and December 31, 2021, respectively	(626,845)	(629,424)
Additional paid-in capital	1,538,418	1,390,630
Accumulated other comprehensive loss	(35,144)	(10,863)
Retained deficit	(132,945)	(42,208)
Total stockholders' equity	743,846	708,491
Total liabilities and stockholders' equity	$1,538,406	$1,484,150
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$332,107	$260,432	$653,047	$498,094
Operating expenses:
Cost of revenues	239,741	152,311	503,090	287,102
Selling, general and administrative expenses	96,294	68,831	208,028	135,347
Depreciation and amortization	4,215	4,488	10,061	8,834
Total operating expenses	340,250	225,630	721,179	431,283
(Loss) income from operations	(8,143)	34,802	(68,132)	66,811
Other (expense) income:
Interest expense	(4,984)	(7,388)	(9,631)	(13,582)
Net realized and unrealized foreign currency (loss) gain	(13,432)	994	(8,487)	(1,674)
Other (expense) income, net	(413)	83	(325)	144
Total other expense	(18,829)	(6,311)	(18,443)	(15,112)
(Loss) income before income taxes	(26,972)	28,491	(86,575)	51,699
Income tax expense	3,020	10,339	3,321	14,962
Net (loss) income	$(29,992)	$18,152	$(89,896)	$36,737

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18,602)	2,075	(24,281)	(1,893)
Comprehensive (loss) income	$(48,594)	$20,227	$(114,177)	$34,844

Net loss per common share:
Basic loss per common share	$(0.10)	$(0.18)	$(0.29)	$(0.10)
Diluted loss per common share	$(0.10)	$(0.18)	$(0.29)	$(0.10)

Weighted average shares outstanding:
Basic	310,575,050	228,078,205	308,394,443	234,995,786
Diluted	310,575,050	228,078,205	308,394,443	234,995,786
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2020	23,493,546	$322,800	278,322,716	$279	572,711	$(1,608)	$381,172	$(1,589)	$106,458	$484,712
Net income	—	—	—	—	—	—	—	—	18,585	18,585
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,968)	—	(3,968)
Issuance of common stock on exercise of options	—	—	27,184	—	—	—	62	—	—	62
Issuance of common stock	—	—	133,313	—	—	—	1,873	—	—	1,873
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $9.0 million	27,765,084	380,994	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(104)	—	—	(104)
Tender offer	—	—	(50,412,860)	—	50,412,860	(627,816)	(10,391)		(79,222)	(717,429)
Stock-based compensation expense	—	—	—	—	—	—	1,874	—	—	1,874
Balance as of March 31, 2021	51,258,630	$703,794	228,070,353	$279	50,985,571	$(629,424)	$374,486	$(5,557)	$45,821	$(214,395)
Net income	—	—	—	—	—	—	—	—	18,152	18,152
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,075	—	2,075
Issuance of common stock on exercise of options	—	—	10,297	—	—	—	24	—	—	24
Issuance of Series B Redeemable Convertible Preferred Stock, net of issuance costs of $2.8 million	8,231,328	122,228	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(279,191)	—	(45,821)	(325,012)
Other	—	—	—	—	—	—	104	—	—	104
Stock-based compensation expense	—	—	—	—	—	—	8,362	—	—	8,362
Balance as of June 30, 2021	59,489,958	$826,022	228,080,650	$279	50,985,571	$(629,424)	$103,785	$(3,482)	$18,152	$(510,690)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2021	—	$—	305,132,181	$356	50,985,571	$(629,424)	$1,390,630	$(10,863)	$(42,208)	$708,491
Net loss	—	—	—	—	—	—	—	—	(59,904)	(59,904)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,679)	—	(5,679)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	—	—	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	—	—	120,737	—	—	120,737
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	—	$—	310,024,807	$361	50,829,765	$(627,484)	$1,481,524	$(16,542)	$(102,953)	$734,906
Net loss	—	—	—	—	—	—	—	—	(29,992)	(29,992)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(18,602)	—	(18,602)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	888,186	1	—	—	2,442	—	—	2,443
Reissuance of treasury shares for equity incentive awards	—	—	51,311	—	(51,311)	639	(496)	—	—	143
Stock-based compensation expense	—	—	—	—	—	—	54,948	—	—	54,948
Balance as of June 30, 2022	—	$—	310,964,304	$362	50,778,454	$(626,845)	$1,538,418	$(35,144)	$(132,945)	$743,846
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(89,896)	$36,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	16,656	14,041
Bad debt expense (recovery)	2,038	(515)
Deferred income tax benefit	(20,865)	(1,923)
Stock-based compensation expense	175,685	10,236
Unrealized foreign currency exchange losses	9,507	2,519
Non-cash lease expense on right-of-use assets	8,870	—
Other operating activities, net	1,134	1,091
Changes in operating assets and liabilities:
Trade receivables	(20,069)	14,067
Unbilled receivables	(48,629)	(26,734)
Prepaid expenses and other assets	(2,690)	(36,838)
Lease liabilities	(6,951)	—
Accounts payable	1,699	3,615
Accrued expenses and other liabilities	(5,012)	44,000
Net cash provided by operating activities	21,477	60,296
Cash flows from investing activities:
Purchase of property and equipment	(12,459)	(13,824)
Proceeds from disposal of fixed assets	267	193
Acquisitions, net of cash acquired	(65,410)	(44,759)
Net cash used in investing activities	(77,602)	(58,390)
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	380,994
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	122,228
Proceeds from issuance of common stock	—	1,873
Payments of obligations of long-term debt	(3,575)	(133,134)
Payments of debt issuance costs	—	(7,098)
Proceeds from borrowings on long-term debt	—	401,285
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	3,928	86
Shares and options purchased under tender offer	—	(701,960)
Dividends paid	—	(315,003)
Withholding taxes paid on tender offer	(15,469)	—
Withholding taxes paid on dividends previously declared	(10,009)	—
Withholding taxes paid related to net share settlement of equity awards	(29,026)	—
Other financing activities, net	(48)	36
Net cash used in financing activities	(54,199)	(250,693)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,884)	(662)
Net decrease in cash, cash equivalents and restricted cash	(119,208)	(249,449)
Cash, cash equivalents and restricted cash at beginning of the period	394,942	492,199
Cash, cash equivalents and restricted cash at end of the period	$275,734	$242,750

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$8,987	$12,373
Income taxes paid	$10,554	$13,189

Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued expenses	$—	$25,478
Withholding taxes payable included within accrued compensation	$219	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$274,527	$215,950
Restricted cash included in other current assets	—	25,478
Restricted cash included in other non-current assets	1,207	1,322
Total cash, cash equivalents and restricted cash	$275,734	$242,750
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
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. The Company has restricted cash held on deposit at various financial institutions. The amounts are held to secure bank guarantees of amounts related to government requirements and as collateral for a corporate credit card.

Business Combinations
The Company accounts for business combinations using the acquisition method of accounting which requires it to allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The fair value of the net assets acquired for the business is determined utilizing expectations and assumptions believed reasonable by management. The excess of the purchase consideration transferred over the fair values of assets acquired and liabilities assumed is recorded as goodwill. As additional information is obtained about the assets and liabilities of the acquisition during the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed with an offset to goodwill. After the measurement period, any adjustments are recorded in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Acquisition costs are expensed as incurred.
Some business combinations may include a contingent consideration agreement. The Company determines the fair value of the contingent consideration liability using a Monte Carlo Simulation. The liability is remeasured to fair value at each reporting date with adjustments recorded within other income, net in the condensed consolidated statements of (loss) income and comprehensive (loss) income.
Government Assistance
The Company has historically received government subsidies in the form of cash in China and Singapore related to expenses such as rent, wages, training benefits and taxes. The subsidies are recorded against the related expense within selling, general and administrative ("SG&A") expense or cost of revenues in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The Company recorded an immaterial amount for the three and six months ended June 30, 2022.
Allowance for Credit Losses
The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) in the first quarter of 2022. See “—Recently Adopted Accounting Standards” below for further discussion. The Company is exposed to credit risk primarily through trade receivables and unbilled receivables. Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Six Months Ended June 30,
2022
Allowance for credit losses, beginning balance	$(8,916)
Impact of accounting standard adoption	(841)
Current provision for expected credit losses	(2,038)
Write-offs charged against allowance	42
Recoveries of amounts previously written off	—
Changes due to exchange rates	(21)
Allowance for credit losses, ending balance	$(11,774)
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting and requires lessees to recognize virtually all leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short term leases). The Company early adopted the standard effective January 1, 2022. The Company elected the modified retrospective transition method, and as a result, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the date of adoption. The Company elected to use the package of practical expedients, which permits the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. The Company is electing not to apply the recognition requirements to short-term leases of 12 months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term. The Company also elected the option to combine lease and non-lease components as a single component for the Company's entire population of lease assets. Upon adoption, the Company recorded $40.9 million of right-of-use assets ("ROU") and $43.7 million of lease liabilities. Refer to Note 7, Leases, for further discussion.
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
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities About Government Assistance (Topic 832), which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the ASU’s provisions either (1) prospectively to all transactions within the scope of Accounting Standards Codification ("ASC") 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. The Company adopted the standard on January 1, 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020 through December 31, 2022, and upon adoption may be applied prospectively through December 31, 2022. The Company is currently assessing the impact of this ASU on the condensed consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023.
In October 2021, the FASB issued ASU 2021-08, which amends ASC 805 to require acquiring entities to apply ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to recognize and measure contract assets and contract liabilities in a business combination. The guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the ASU’s provisions prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently assessing the impact of this ASU on the condensed consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023.

Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended June 30, 2022 and 2021 was 62% and 65%, respectively, and 63% and 65% for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, approximately 70% and 73%, respectively, of trade accounts receivable and unbilled accounts receivable was due from customers located outside the United States. At June 30, 2022 and December 31, 2021, the Company had net fixed assets of $27.7 million and $26.6 million, respectively, outside the United States.
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
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America (1)	$131,486	$97,391	$253,435	$187,185
APAC (2)	109,674	89,581	211,880	162,171
Europe (3)	76,603	62,840	159,529	126,955
LATAM	14,344	10,620	28,203	21,783
Total revenues	$332,107	$260,432	$653,047	$498,094
(1)For the three months ended June 30, 2022 and 2021, the United States represented 37.2%, or $123.5 million, and 35.6%, or $92.6 million, respectively, of the Company’s total revenues. For the six months ended June 30, 2022 and 2021, the United States represented 36.5%, or $238.6 million, and 35.8%, or $178.5 million, of the Company’s total revenues, respectively. Canadian operations were determined to be immaterial given the revenues as a percentage of total North America revenues was less than 10% for the three and six months ended June 30, 2022 and 2021.
(2)For the three months ended June 30, 2022 and 2021, Australia represented 12.0%, or $39.8 million, and 10.1%, or $26.2 million, respectively, of the Company’s total revenues. For the six months ended June 30, 2022 and 2021, Australia represented 11.7%, or $76.1 million, and 10.6%, or $52.7 million, respectively, of the Company’s total revenues.
(3)For the three months ended June 30, 2022 and 2021, revenue in the United Kingdom as a percentage of the Company’s total revenues was less than 10%. For the six months ended June 30, 2022 and 2021, the United Kingdom represented 10.8%, or $70.3 million, and 10.7%, or $53.5 million, respectively, of the Company’s total revenues. For the three and six months ended June 30, 2022, revenue in Germany as a percentage of the Company’s total revenues was less than 10%. For the three and six months ended June 30, 2021, Germany represented 10.8%, or $28.1 million, and 10.9%, or $54.1 million, respectively, of the Company’s total revenues.
Other foreign countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three and six months ended June 30, 2022 and 2021.

The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Technology and business services	$95,247	$69,930	$180,596	$136,140
Energy, public and health services	76,605	70,245	153,715	133,909
Retail and consumer	62,628	47,790	125,063	88,923
Financial services and insurance	59,671	40,855	118,135	75,109
Automotive, travel and transportation	37,956	31,612	75,538	64,013
Total revenues	$332,107	$260,432	$653,047	$498,094
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Time-and-material	$275,932	$208,901	$547,295	$398,075
Fixed-price	56,175	51,531	105,752	100,019
Total revenues	$332,107	$260,432	$653,047	$498,094
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of June 30, 2022	As of December 31, 2021
Contract assets included in unbilled receivables	$29,237	$25,408
Contract liabilities included in deferred revenue	$5,601	$13,807
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended June 30, 2022 and 2021, the Company recognized $2.5 million and $4.5 million, respectively, of revenues that were included in current liabilities at the prior year end. For the six months ended June 30, 2022 and 2021, the Company recognized $12.6 million and $10.7 million, respectively, of revenues that were included in current liabilities at the prior year end.
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

The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,814	$—	$2,039	$—
Costs to obtain contracts capitalized	147	—	238	—
Amortization of capitalized costs	(310)	—	(625)	—
Impairment of costs to obtain contracts	—	—	—	—
Changes due to exchange rates	(9)	—	(10)	—
Balance at end of period	$1,642	$—	$1,642	$—
Transaction Price Allocated to Remaining Performance Obligations
The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less.
Note 3 – Acquisitions
On April 26, 2022, the Company completed the acquisition of Connected Lab Inc. ("Connected"), an end-to-end product design and development firm that partners with their clients to discover and deliver products that drive business impact, in an all-cash transaction for a gross purchase price of approximately $83.8 million, or $79.4 million net of cash acquired of $4.4 million, which is inclusive of a $14.0 million contingent consideration liability as discussed below and other adjustments. Connected is now wholly owned by the Company. The acquisition will advance the Company's capabilities in solving business problems through product-led design processes, from defining the strategy to discovery and delivery and enhance the Thoughtworks customer experience, product and design service line in North America.
In connection with the acquisition, the Company recorded a liability of $14.0 million of contingent consideration, which is included within the total purchase price and classified within accrued expenses in the condensed consolidated balance sheet. The present value of the contingent consideration liability was determined using a Monte Carlo Simulation that calculated the average present value of the earnout payment. The fair value measurement of the earnout includes a performance metric which is an unobservable Level 3 input. The contingent consideration is payable in cash dependent upon achievement of the performance metric. The liability will be remeasured to fair value at each reporting date with adjustments recorded within other income, net in the condensed consolidated statements of (loss) income and comprehensive (loss) income. As of June 30, 2022, the maximum potential payout is $17.1 million and is expected to occur in the second quarter of 2023.
The following table presents the change in the contingent consideration liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$—	$—	$—	$—
Additions in the period	13,996	—	13,996	—
Change in fair value	528	—	528	—
Change due to exchange rates	(142)	—	(142)	—
Balance at end of period	$14,382	$—	$14,382	$—
The Company accounted for the acquisition under ASC 805, Business Combinations. The goodwill recognized in connection with the acquisition reflects the benefits expected to be derived from certain operational synergies. The fair value of the net assets acquired for the business was determined using Level 3 inputs, for which little or no market data exists, requiring the Company to develop assumptions regarding future cash flow projections. The results of operations of the acquired business have been included in the condensed consolidated statements of (loss) income and comprehensive (loss) income from the acquisition date. Pro forma results of operations for the acquisition are not presented because the pro forma effects were not material to the Company's consolidated results of operations.
Aggregate acquisition-related costs of $1.3 million for the three and six months ended June 30, 2022, respectively, were included within SG&A expenses within the condensed consolidated statements of (loss) income and comprehensive (loss) income.
The Company's preliminary allocation of the fair value of underlying assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total
Cash and cash equivalents	$4,394
Trade receivables, net of allowance	3,678
Unbilled receivables	2,594
Customer relationships, net	15,800
Goodwill	66,032
Accrued compensation	(1,364)
Accrued expenses	(3,733)
Other assets/liabilities, net	(3,600)
Total gross purchase price	$83,801

Cash consideration paid	$69,805
Fair value of contingent consideration	13,996
Total gross purchase price	$83,801
Goodwill represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed. The changes in fair value allocated to goodwill, tangible and intangible assets are not deductible for tax purposes.
As additional information is obtained about the assets and liabilities of the acquisition during the measurement period (not to exceed one year from the date of acquisition), including the completion or finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price including finalizing the impact on taxes.
Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2020	$318,151
Additions due to acquisitions	32,615
Changes due to exchange rates	(4,047)
Balance as of December 31, 2021	346,719
Additions due to acquisitions	66,032
Changes due to exchange rates	(10,941)
Balance as of June 30, 2022	$401,810

The following is a summary of other intangible assets (in thousands):

	June 30, 2022	December 31, 2021
Customer relationships	$192,900	$177,100
Less accumulated amortization	52,498	46,184
Customer relationships, net	140,402	130,916
Trademark	273,000	273,000
Total intangible assets, after amortization	413,402	403,916
Changes due to exchange rates	(8,965)	(5,049)
Intangible assets, net	$404,437	$398,867
Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. Amortization expense related to these intangible assets was $3.3 million and $6.3 million for the three and six months ended June 30, 2022, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2022	$7,279
2023	14,557
2024	14,557
2025	14,557
2026	14,557
Thereafter	74,895
$140,402
The weighted average remaining useful life of the Company’s finite-lived intangible assets was 9.7 years as of June 30, 2022 and 10.6 years as of December 31, 2021.
Note 5 – Income Taxes
Prior to the IPO, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year to the pre-tax income or loss for the interim period, adjusting the provision for discrete tax items recorded in the period. Upon the IPO, due to the magnitude of transaction related stock-based compensation costs, the Company's forecasted pre-tax income for the year is causing the tax rate to be highly sensitive, whereby minor changes in forecasted pre-tax income generate significant variability in the estimated annual effective tax rate. This is impacting the customary relationship between income tax expense and pre-tax income in interim periods. Beginning in the third quarter of 2021, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate due to the range of potential impacts for the aforementioned forecast changes. Accordingly, the Company computed the effective tax rate for the six month period ended June 30, 2022 using actual results, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting.
The Company’s effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was (11.2)% and 36.3%, respectively and (3.8)% and 28.9% for the six months ended June 30, 2022 and June 30, 2021, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% for such period primarily due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of higher income tax rates in locations outside the United States, offset by excess tax benefits on stock-based compensation. The change in the effective tax rate for the three and six months ended June 30, 2022, as compared to the prior periods, was primarily due to the non-deductibility of China SAFE restricted stock units ("RSUs"), the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code. The negative effective tax rate for the three and six months ended June 30, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Note 6 – Loss Per Common Share
Basic loss per common share is computed by dividing the net loss allocated to common shareholders by the weighted average of common shares outstanding for the period.
Diluted loss per common share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, unvested RSUs, and unvested PSUs, to the extent the shares are dilutive. PSU shares are not included in dilution during the performance period. Once the performance period is completed, the PSU shares will be included in dilution during the remaining service period, to the extent they are dilutive. Basic and diluted loss per common share are the same for all periods presented, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. For comparability purposes, all prior period share amounts presented have been retroactively adjusted to give effect to the Stock Split, and share counts below also reflect the conversion of preferred stock to common stock on a 1-for-1 basis upon the occurrence of the IPO.
The components of basic and diluted loss per common share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic loss per common share:
Net (loss) income	$(29,992)	$18,152	$(89,896)	$36,737
Preferred stock dividends	—	(59,642)	—	(59,642)
Net loss allocated to common shareholders – Basic	$(29,992)	$(41,490)	$(89,896)	$(22,905)

Weighted average common shares outstanding – Basic and diluted	310,575,050	228,078,205	308,394,443	234,995,786
Basic and diluted loss per common share	$(0.10)	$(0.18)	$(0.29)	$(0.10)
The following potentially dilutive securities were excluded from the computation of diluted loss per common share calculations because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock options and RSUs	25,974,965	18,916,111	26,652,235	18,322,734
Note 7 – Leases
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
As of June 30, 2022, the Company does not have any leases that create significant rights and obligations that have not yet commenced. For the three and six months ended June 30, 2022, operating lease cost was $5.1 million and $9.8 million, respectively. The Company's short-term lease cost and variable lease cost were immaterial.
The following table presents supplemental cash flow information (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$9,704
ROU assets obtained in exchange for new operating lease liabilities	13,332
The following table presents average lease terms and discount rates (in thousands):

As of June 30, 2022
Weighted-average remaining lease term (years)	4.1
Weighted average discount rate	5.6%

As of June 30, 2022, the aggregate future lease payments under all operating leases are as follows (in thousands):

Operating
Remainder of 2022	$9,755
2023	15,514
2024	9,811
2025	6,077
2026	4,624
Thereafter	6,507
Total lease payments	52,288
Less: imputed interest	5,835
Present value of lease liabilities	$46,453

ASC 840 Disclosures
Prior to the adoption of Topic 842, aggregate future minimum lease payments, net of sublease income, under all operating leases were as follows as of December 31, 2021 (in thousands):

2022	$17,557
2023	11,690
2024	6,849
2025	3,955
2026	3,027
Thereafter	6,088
Total future minimum lease payments	$49,166
Total rent expense for all operating leases for the three and six months ended June 30, 2021 was $4.8 million and $9.6 million, respectively.
Note 8 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$38,852	$2,534	$122,345	$3,316
Selling, general and administrative expenses	16,334	5,828	53,577	6,920
Total stock-based compensation expense	$55,186	$8,362	$175,922	$10,236
Stock Options
The following is a summary of performance and time vesting stock option activity for the six months ended June 30, 2022 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2021	24,097,082	$3.79
Granted	—	—
Forfeited	(46,259)	8.32
Exercised	(1,326,140)	2.96
Cancelled	—	—
Expired	—	—
Balance at June 30, 2022	22,724,683	$3.83	$233,581	6.0

Exercisable at June 30, 2022	20,938,204	$3.33	$225,764	5.9

As of June 30, 2022, total compensation cost related to time vesting options not yet recognized was $5.1 million, which will be recognized over a weighted-average period of 1.5 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan.
Restricted Stock Units
The following is a summary of RSU activity for the six months ended June 30, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	14,128,722	$23.39
Granted (1)	5,529,932	22.10
Forfeited	(906,850)	23.16
Vested (2)	(5,840,878)	21.00
Unvested balance at June 30, 2022	12,910,926	$23.94
(1)Includes 4.4 million RSUs that were contingent upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”), which occurred on February 25, 2022. The amount also includes 0.1 million RSUs granted in relation to the Connected acquisition.
(2)Includes 1.3 million shares that were net settled when released and returned to the share pool for future grants.
As of June 30, 2022, total compensation cost related to RSUs not yet recognized was $169.1 million, of which $103.5 million is IPO related or associated with one-time grants and considered nonrecurring. The remainder of $65.6 million is primarily related to the annual grant and considered recurring. The total unamortized expense is anticipated to be recognized over a weighted-average period of 1.5 years.
Performance Stock Units
In April 2022, the Board of Directors approved the grant of performance stock units (“PSUs”) to certain executives and employees under the 2021 Omnibus Incentive Plan (the "Omnibus Plan"). Awards with a performance and time-based vesting as well as awards with market-based performance vesting components were granted. The performance and time-based PSUs are subject to the Company’s achievement of specified profit targets. The market-based awards are tied to the Company's performance against relative total shareholder return ("rTSR") targets. Both types of PSUs vest over a three-year service period.
The following is a summary of PSU activity for the six months ended June 30, 2022:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	—	$—
Granted (1)	91,929	20.11
Forfeited	—	—
Vested	—	—
Unvested balance at June 30, 2022	91,929	$20.11
(1)Reflects the current achievement level.
For compensation expense purposes, the fair value of the non-market based PSUs was determined using the closing stock price on the grant date and the fair value for the market based PSUs was determined using a Monte-Carlo simulation.

As of June 30, 2022, total compensation cost related to PSUs not yet recognized was $5.3 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 2.8 years.
Note 9 – Credit Agreements
Our subsidiaries are party to an amended and restated credit agreement, dated as of March 26, 2021 (as amended, the “ Credit Agreement”), among Thoughtworks, Inc., Turing Acquisition LLC and Turing Midco LLC (collectively, the “ Borrowers”), Turing Topco LLC (“ Holdings”), Credit Suisse AG, Cayman Islands Branch, as administrative agent, the lenders party thereto and the other parties from time-to-time party thereto. The Credit Agreement provides for a senior secured term loan of $715.0 million (the“ Term Loan”) and a senior secured revolving credit facility of up to $165.0 million (the“ Revolver”).
The following table presents the Company's outstanding debt and borrowing capacity (in thousands):

	June 30, 2022	December 31, 2021
Availability under Revolver (due March 26, 2026)	$165,000	$165,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$501,343	$504,530
Interest rate	4.42%	3.50%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	June 30, 2022	December 31, 2021
Long-term debt, less current portion	$498,913	$502,488
Capitalized deferred financing fees	(4,720)	(5,108)
Long-term debt	494,193	497,380
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$501,343	$504,530
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of June 30, 2022 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $485.0 million as of December 31, 2021.

Note 10 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	June 30, 2022	December 31, 2021
Accrued interest expense	$113	$76
Accrued employee expense	1,258	2,320
Accrued travel expense	365	514
Operating lease expenses	419	262
Insurance charges	236	170
Professional fees	6,684	5,188
Withholding taxes payable	10	26,077
Other taxes payable	9,006	9,402
Rebates payable	401	943
Contingent consideration	14,382	—
Other accrued expenses	4,450	6,741
Accrued expenses	$37,324	$51,693
Note 11 – Subsequent Events
Credit Agreement Repayment
On July 21, 2022 the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan disclosed in Note 9, Credit Agreements.

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
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 12,000+ Thoughtworkers strong across 50 offices in 17 countries. Over the last 25+ years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
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
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$332,107	$260,432	$653,047	$498,094
Revenue Growth Rate as reported (1)	27.5%	40.3%	31.1%	24.4%
Revenue Growth Rate at constant currency (1)	33.5%	32.1%	35.7%	18.2%
Net (loss) income	$(29,992)	$18,152	$(89,896)	$36,737
Net (loss) income margin	(9.0)%	7.0%	(13.8)%	7.4%
Adjusted Net Income (2)	$37,008	$24,346	$81,000	$59,425
Adjusted EBITDA (3)	$58,517	$51,219	$131,389	$105,055
Adjusted EBITDA Margin (3)	17.6%	19.7%	20.1%	21.1%
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three and six months ended June 30, 2022, revenues increased 27.5% and 31.1%, respectively. Acquisitions completed in the last twelve months contributed approximately 2% and 1% to revenue growth for the three and six months ended June 30, 2022, respectively. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three and six months ended June 30, 2021, we would have reported revenue growth of 33.5% and 35.7%, respectively. The negative impact to revenues from foreign currencies was due to the appreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net (Loss) Income, Net (Loss) Income Margin and Adjusted Net Income
For the three months ended June 30, 2022, the $48.1 million decrease in net income and 16.0 percentage point decrease in net income margin as compared to the three months ended June 30, 2021 were driven by increased stock-based compensation expense of $46.8 million, $36.3 million included in cost of revenues and $10.5 million included in SG&A expenses, which includes (a) $34.4 million related to the RSU grants issued in connection with the IPO; (b) $19.4 million related to RSU and PSU grants awarded post-IPO; partially offset by (c) $7.0 million related to options granted in prior years. The decreases in net income and net income margin were also driven by increased payroll expenses (excluding stock-based compensation) of $50.2 million, $45.0 million included in cost of revenues and $5.2 million included in SG&A expenses, due to our investment in additional headcount to support revenue growth. The aforementioned increases in stock-based compensation expense and payroll expenses were partially offset by revenue growth of $71.7 million, or 27.5%, reflecting strong demand for our services and our continued focus on obtaining new clients and growing our existing client relationships and a $7.3 million decrease in income tax expense.
For the three months ended June 30, 2022, the increase in Adjusted Net Income as compared to the three months ended June 30, 2021 of $12.7 million, or 52.0%, was primarily due to higher revenues as a result of strong demand for our services alongside our differentiated value proposition and premium services driving a higher bill rate, improved efficiencies in the cost of delivering the general and administrative activities of our business, and a decrease in income tax expense. This was partially offset by increased payroll expenses (excluding stock-based compensation) to support revenue growth and decreased utilization.
For the six months ended June 30, 2022, the $126.6 million decrease in net income and 21.2 percentage point decrease in net income margin as compared to the six months ended June 30, 2021 were driven by increased stock-based compensation expense of $165.7 million, $119.0 million included in cost of revenues and $46.7 million included in SG&A expenses, which includes (a) $47.7 million related to the approval of China SAFE RSUs; (b) $90.6 million related to the RSU grants issued in connection with the IPO; (c) $34.6 million related to RSU and PSU grants awarded post-IPO; partially offset by (d) $7.2 million related to options granted in prior years. The decreases in net income and net income margin were also driven by increased payroll expenses (excluding stock-based compensation) of $100.5 million, $87.3 million included in cost of revenues and $13.2 million included in SG&A expenses, due to our investment in additional headcount to support revenue growth. The aforementioned increases in stock-based compensation expense and payroll expenses were partially offset by revenue growth of $155.0 million, or 31.1%, reflecting strong demand for our services and our continued focus on obtaining new clients and growing our existing client relationships and decreases in acquisition related expenses of $6.2 million and income tax expense of $11.6 million. For more information, see “—Results of Operations.” We consider net income margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the six months ended June 30, 2022, the increase in Adjusted Net Income as compared to the six months ended June 30, 2021 of $21.6 million, or 36.3%, was due to higher revenues as a result of strong demand for our services, partially offset by increased payroll expenses (excluding stock-based compensation) to support revenue growth.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended June 30, 2022, the increase in Adjusted EBITDA as compared to the three months ended June 30, 2021 of $7.3 million, or 14.2%, was due to higher revenues as demand for our services increased and efficiencies in our general and administrative expenses, partially offset by decreased utilization, higher operating expenses such as increased payroll expenses (excluding stock-based compensation) to support revenue growth and public company costs. The 210 basis point decrease in Adjusted EBITDA Margin as compared to the three months ended June 30, 2021 was primarily due to seasonality related to annual pay rises, decreased utilization and public company costs.
For the six months ended June 30, 2022, the increase in Adjusted EBITDA as compared to the six months ended June 30, 2021 of $26.3 million, or 25.1%, was due to higher revenues as demand for our services increased, partially offset by public company costs and higher operating expenses as certain costs, such as payroll (excluding stock-based compensation) increased to support revenue growth. The 100 basis point decrease in Adjusted EBITDA Margin as compared to the six months ended June 30, 2021 was primarily due to increased payroll costs to support revenue growth, partially offset by higher revenues.
Key Factors Affecting Our Performance
Our long-term financial trend is characterized by strong organic growth, strong client retention, a significant amount of revenues from existing clients and substantial margin optimization with the support of onshore, nearshore and offshore delivery centers. Our performance for historical periods and future periods is driven by numerous factors discussed, including the following key factors.
Ability to retain and expand existing client relationships
For the trailing twelve months ended June 30, 2022, we served over 390 clients, which we define as clients with spend in excess of $25,000 within the preceding twelve months, many of whom we work with across multiple geographies. We actively manage our client portfolio and target clients where we believe there is opportunity to develop long-term relationships and drive significant growth. Accordingly, for the three months ended June 30, 2022 and 2021, 88.9% and 89.9%, respectively, of our revenues were derived from existing clients, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the six months ended June 30, 2022 and 2021, 92.1% and 90.4%, respectively, of our revenues were derived from existing clients. For the trailing twelve month periods ended June 30, 2022 and 2021, 86.5% and 88.0%, respectively, of our revenues were derived from existing clients, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months. This represents increases of 53.7% and 33.5% in revenues from new and existing clients, respectively. For the trailing twelve month periods through June 30, 2022 and 2021, 33 and 25 clients, respectively, generated greater than $10 million in revenues, a 32.0% increase in the number of clients.
While we continue to derive a substantial part of our overall revenues from existing clients, we maintain relatively low client concentration among our largest clients. For the three and six months ended June 30, 2022, we experienced strong growth in our top five, ten and fifty clients and a continued diversification of our business. For the three months ended June 30, 2022, revenues from our top five, ten and fifty clients as a percentage of total revenues were 15.3%, 25.2% and 66.1%, respectively, compared to 17.9%, 29.0% and 72.7%, respectively, for the three months ended June 30, 2021. For the six months ended June 30, 2022, revenues from our top five, ten and fifty clients as a percentage of total revenues were 15.1%, 25.5% and 65.6%, respectively, compared to 18.2%, 29.2% and 72.7%, respectively, for the six months ended June 30, 2021.
Net Dollar Retention Rate
We also utilize the net dollar retention rate to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth, and it measures our ability to continually offer and deliver innovative services to our clients. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The net dollar retention rate is calculated by dividing (a) the trailing twelve month period revenue from existing clients by (b) the prior comparative period revenue from existing clients.
The net dollar retention rate increased to approximately 124% for the trailing twelve months ended June 30, 2022 from 107% for the trailing twelve months ended June 30, 2021. The net dollar retention rate for the trailing twelve months ended June 30, 2021 was largely driven by the impact of COVID-19. Starting in the second quarter of 2020, we experienced pauses in ongoing engagements and select project cancellations as certain of our clients focused on the immediate challenges linked to the COVID-19 pandemic. During this time, we pivoted our focus to companies and different sectors that were increasing their spending on digital transformation in response to the COVID-19 pandemic. During the trailing twelve months ended June 30, 2022, our sector diversification has enabled us to continue to balance sales exposure and provide value to our clients and drive growth across our client base. As a result of our continued growth trend, the net dollar retention rate increased for the trailing twelve months ended June 30, 2022.
Ability to acquire new clients
We intend to continue to acquire new clients through programs designed to generate new business demand and position us as a trusted partner. Winning new business in existing and new geographies and industry verticals is a critical component of our growth strategy. Dedicated new business teams work with marketing using data-driven approaches to focus on client acquisition efforts. Commensurately, our total number of clients increased to 395 as of June 30, 2022 from 374 as of June 30, 2021, as we saw increased demand for our global services, including in North America, Europe, Asia-Pacific region ("APAC") and Latin America ("LATAM"). Going forward, we may also add new clients, including in new geographies and industry verticals, through selective strategic acquisitions.
Expanding our technical capabilities and client solutions
We combine strategy, design and software engineering expertise to offer premium, end-to-end solutions to our clients. Our value proposition is based on our thought leadership and expertise across innovative new technologies, differentiated client solutions across our service lines and local and nearshore capabilities (i.e., those delivered from nearby countries in similar time zones) and offshore capabilities (i.e., those delivered from distant countries in different time zones). Our premium position enabled us to drive average revenue per employee of approximately $58,000, or $116,000 annualized, for the six months ended June 30, 2022, compared to $59,000, or $118,000 annualized, for the six months ended June 30, 2021. We believe our average revenue per employee is meaningfully higher than all our pure-play competitors. We define average revenue per employee as total revenues for the period divided by the average number of employees in such period. Our ability to continue delivering premium and innovative services to our clients depends on evolving our technical and engineering capabilities.
Ability to recruit and retain talent
To provide services to our clients, we must efficiently hire, train and retain skilled professionals without compromising on the high standards we set for our people. We believe our ability to attract and retain top talent drives high client satisfaction and enables us to deliver on strong client demand to generate growth. Apart from driving high client satisfaction, lower attrition leads to lower hiring and training costs and increased productivity. For the trailing twelve month period through June 30, 2022, our voluntary attrition rate was 12.9%, down from 14.1% for the trailing twelve month period through June 30, 2021. We believe the decrease in attrition was due to higher retention as a result of our unique culture, focus on career development, intensive training programs and interesting work opportunities. We increased our total number of employees to over 12,000 as of June 30, 2022.
Ability to optimize our global delivery
We have a global footprint with the ability to deliver services from multiple geographic regions. As of June 30, 2022, 9 out of our top 10 clients relied on Thoughtworks’ delivery from more than one region. We utilize a blended delivery model, which means we are able to offer a combination of local talent with nearshore/offshore talent, allowing us to maintain close proximity to our clients for context and local market knowledge, while driving rapid and high-quality delivery at scale.

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
For a detailed discussion of our revenue recognition policy, refer to the notes to our consolidated financial statements included in the 2021 Annual Report.
Cost of Revenues
Cost of revenues consists primarily of personnel and related costs directly associated with the professional services, including salaries, bonuses, fringe benefits, stock-based compensation, project related travel costs and costs of contracted third-party vendors. Also included in cost of revenues is depreciation attributable to the portion of our property and equipment utilized in the delivery of services to our clients.
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
Other (Expense) Income
Other (expense) income consists of interest expense, impacts from foreign exchange transactions, gains (losses) on the sale of assets, change in fair value of contingent consideration and the write-off of deferred financing fees.

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
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$332,107	$260,432	$653,047	$498,094
Operating expenses:
Cost of revenues (1)	239,741	152,311	503,090	287,102
Selling, general and administrative expenses (1)	96,294	68,831	208,028	135,347
Depreciation and amortization	4,215	4,488	10,061	8,834
(Loss) income from operations	(8,143)	34,802	(68,132)	66,811
Other (expense) income:
Interest expense	(4,984)	(7,388)	(9,631)	(13,582)
Net realized and unrealized foreign currency (loss) gain	(13,432)	994	(8,487)	(1,674)
Other (expense) income, net	(413)	83	(325)	144
Total other expense	(18,829)	(6,311)	(18,443)	(15,112)
(Loss) income before income taxes	(26,972)	28,491	(86,575)	51,699
Income tax expense	3,020	10,339	3,321	14,962
Net (loss) income	$(29,992)	$18,152	$(89,896)	$36,737
Effective tax rate	(11.2)%	36.3%	(3.8)%	28.9%
(1) Includes stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$38,852	$2,534	$122,345	$3,316
Selling, general and administrative expenses	16,334	5,828	53,577	6,920
Total stock-based compensation expense	$55,186	$8,362	$175,922	$10,236
Summary Comparison of Three Months Ended June 30, 2022 with the Three Months Ended June 30, 2021
Revenues for the three months ended June 30, 2022 increased $71.7 million, or 27.5%, to $332.1 million, compared to $260.4 million for the three months ended June 30, 2021. The increase in revenues was driven by higher demand for services as clients execute on their digital transformation strategies, an increase in headcount and our differentiated value proposition and premium services driving a higher bill rate. This was partially offset by decreased utilization. The majority of our revenues are generated from existing clients or those expanding their usage of our services. Revenue recognized from our existing client base was approximately 88.9% for the three months ended June 30, 2022 and 89.9% for the three months ended June 30, 2021, with the remainder of our revenue attributable to new clients.
Our revenue growth primarily depends on our ability to retain and drive growth from existing clients. The net dollar retention rate was approximately 124% and 107% for the trailing twelve months ended June 30, 2022 and 2021, respectively. For a discussion of the factors impacting our net dollar retention rate, see "—Key Factors Affecting Our Performance—Net Dollar Retention Rate."
Income from operations for the three months ended June 30, 2022 decreased $42.9 million, or approximately 123.4%, to a loss from operations of $8.1 million compared to income from operations of $34.8 million for the three months ended June 30, 2021. Loss from operations as a percentage of revenues for the three months ended June 30, 2022 was (2.5)%, compared to income from operations of 13.4% for the three months ended June 30, 2021. The decrease was primarily driven by an increase in stock-based compensation of $46.8 million, as previously discussed.
Our effective tax rates for the three months ended June 30, 2022 and 2021 were (11.2)% and 36.3%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, offset by excess tax benefits on stock-based compensation. The change in the effective tax rate for the three months ended June 30, 2022 as compared to the prior year was primarily due to the non-deductibility of China SAFE RSUs, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code. The negative effective tax rate for the three months ended June 30, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the quarter.
Net income for the three months ended June 30, 2022 decreased $48.1 million to a loss position of $30.0 million compared to net income of $18.2 million for the three months ended June 30, 2021. The decrease was driven by an increase in stock-based compensation of $46.8 million.
Summary Comparison of Six Months Ended June 30, 2022 with the Six Months Ended June 30, 2021
Revenues for the six months ended June 30, 2022 increased $155.0 million, or 31.1%, to $653.0 million, compared to $498.1 million for the six months ended June 30, 2021. The increase in revenues was driven by higher demand for services as clients execute on their digital transformation strategies. The majority of our revenues are generated from existing clients or those expanding their usage of our services. Revenue recognized from our existing client base was approximately 92.1% for the six months ended June 30, 2022 and approximately 90.4% for the six months ended June 30, 2021, with the remainder of our revenue attributable to new clients.
Income from operations for the six months ended June 30, 2022 decreased $134.9 million, or approximately 202.0%, to a loss from operations of $(68.1) million compared to income from operations of $66.8 million for the six months ended June 30, 2021. Loss from operations as a percentage of revenues for the six months ended June 30, 2022 was (10.4)%, compared to income from operations of 13.4% for the six months ended June 30, 2021. The decrease was primarily driven by an increase in stock-based compensation of $165.7 million, as previously discussed.
Our effective tax rates for the six months ended June 30, 2022 and 2021 were (3.8)% and 28.9%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, offset by excess tax benefits on stock-based compensation. The change in the effective tax rate for the six months ended June 30, 2022 as compared to the prior year was primarily due to the non-deductibility of China SAFE RSUs, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code. The negative effective tax rate for the six months ended June 30, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the period.

Net income for the six months ended June 30, 2022 decreased $126.6 million to a net loss of $(89.9) million compared to net income of $36.7 million for the six months ended June 30, 2021. The decrease in net income was driven by an increase in stock-based compensation of $165.7 million, which includes $47.7 million related to the approval of China SAFE during the first quarter of 2022.
Revenues
We continue to expand our international presence and nearshore capabilities in different geographies. For the three and six months ended June 30, 2022, total revenues grew 27.5% and 31.1%, respectively, to $332.1 million and $653.0 million, respectively, compared to the same periods in the prior year. The increase in revenues was attributable to continued strong demand for our services, including strong growth across geographies and verticals, and expansion in our top fifty clients. In addition, the increase is driven by an increase in headcount and our differentiated value proposition and premium services driving a higher bill rate. This was partially offset by decreased utilization.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Technology and business services	$95,247	28.6%	$69,930	26.9%	$180,596	27.6%	$136,140	27.3%
Energy, public and health services	76,605	23.1%	70,245	27.0%	153,715	23.5%	133,909	26.9%
Retail and consumer	62,628	18.9%	47,790	18.3%	125,063	19.2%	88,923	17.9%
Financial services and insurance	59,671	18.0%	40,855	15.7%	118,135	18.1%	75,109	15.0%
Automotive, travel and transportation	37,956	11.4%	31,612	12.1%	75,538	11.6%	64,013	12.9%
Total revenues	$332,107	100.0%	$260,432	100.0%	$653,047	100.0%	$498,094	100.0%
During the three months ended June 30, 2022, we continued to see a strong demand environment and sustained revenue growth in the financial services and insurance, technology and business services and retail and consumer industry verticals which grew by 46.1%, 36.2% and 31.0%, respectively, compared to the three months ended June 30, 2021.
During the six months ended June 30, 2022, we continued to sustain revenue growth across the financial services and insurance, retail and consumer and technology and business services industry verticals which grew by 57.3%, 40.6% and 32.7%, respectively, compared to the six months ended June 30, 2021.
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

The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
North America	$131,486	39.6%	$97,391	37.4%	$253,435	38.8%	$187,185	37.6%
APAC	109,674	33.0%	89,581	34.4%	211,880	32.5%	162,171	32.5%
Europe	76,603	23.1%	62,840	24.1%	159,529	24.4%	126,955	25.5%
LATAM	14,344	4.3%	10,620	4.1%	28,203	4.3%	21,783	4.4%
Total revenues	$332,107	100.0%	$260,432	100.0%	$653,047	100.0%	$498,094	100.0%
For the three and six months ended June 30, 2022, we had revenue growth of 35.0% and 35.4%, respectively, in North America, with the United States contributing revenues of $123.5 million and $238.6 million, respectively, compared to $92.6 million and $178.5 million, respectively, for the same periods in 2021. The largest client demand came from the energy, public and health services vertical followed by the technology and business services industry vertical which was primarily driven by our clients executing on their digital transformation strategies. Further, our ability to retain existing clients and increase the level of services we provide resulted in incremental revenue expansion.
For the three and six months ended June 30, 2022, we had revenue growth of 22.4% and 30.7%, respectively, in APAC where the top revenue contributing customer location country was Australia with revenues of $39.8 million and $76.1 million, respectively, compared to $26.2 million and $52.7 million, respectively, for the same periods in 2021. The largest client demand came from the technology and business services industry vertical driven by increased client demand on digital transformation projects.
For the three months ended June 30, 2022, we had revenue growth of 21.9% in Europe where the top revenue contributing customer location country was Germany with revenues of $30.3 million compared to $28.1 million, respectively, for the same period in 2021. For the six months ended June 30, 2022, we had revenue growth of 25.7% in Europe where the top revenue contributing customer location country was the United Kingdom with revenues of $70.3 million compared to $53.5 million for the same period in 2021. The largest client demand came from our automotive, travel and transportation industry vertical where certain automotive manufacturers and service providers continued to focus on digital transformation.
For the three and six months ended June 30, 2022, we had revenue growth of 35.1% and 29.5%, respectively, in LATAM, compared to the same periods in 2021 with Brazil being our largest customer location. The largest client demand came from our retail and consumer vertical where our clients continued to focus on digital transformation.
Revenues by Client Concentration
We have long-standing relationships with many of our clients. We seek to grow revenues from our existing clients by continually increasing the value we provide and expanding the scope and size of our engagements. Revenues derived from these clients may fluctuate as these accounts mature or upon beginning or completing multi-year projects. We believe there is significant potential for future growth as we expand our capabilities and offerings within existing clients. In addition, we remain committed to diversifying our client base and adding new clients to our client mix.
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Top five clients	$50,749	15.3%	$46,614	17.9%	$98,869	15.1%	$90,804	18.2%
Top ten clients	$83,769	25.2%	$75,520	29.0%	$166,504	25.5%	$145,388	29.2%
Top fifty clients	$219,541	66.1%	$189,385	72.7%	$428,385	65.6%	$362,281	72.7%

For the three and six months ended June 30, 2022, revenues from our top five, ten and fifty clients experienced strong but slower growth compared to our year-over-year growth rate of 27.5% and 31.1%, respectively. We continued to focus on opportunities with new and existing clients and further diversify our business. For the three months ended June 30, 2022, 11.1% of revenues came from new clients and 88.9% of revenues from existing clients, representing increases of 39.9% and 26.1% in revenues from new and existing clients, respectively. For the six months ended June 30, 2022, 7.9% of revenues came from new clients and 92.1% of revenues from existing clients, representing increases of 8.3% and 33.6% in revenues from new and existing clients, respectively.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1,454 million and $1,112 million for the trailing twelve months ended June 30, 2022 and 2021, respectively.
Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Cost of revenues	$239,741	$152,311	57.4%	$503,090	$287,102	75.2%
During the three and six months ended June 30, 2022, cost of revenues (including stock-based compensation) increased by $87.4 million, or 57.4%, and $216.0 million, or 75.2%, respectively, compared to the three and six months ended June 30, 2021. The increases were primarily driven by an increase in stock-based compensation expense of $36.3 million and $119.0 million, respectively, and an increase in payroll and benefit expenses of $45.0 million and $87.3 million, respectively, due to higher headcount as we invested in additional talent to support growth. The increase in payroll and benefit expenses was also due to pay increases in the second quarter of 2022. This was partially offset by improved mix due to geography and increased staffing leverage.
Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Gross profit	$92,366	$108,121	(14.6)%	$149,957	$210,992	(28.9)%
Gross margin	27.8%	41.5%		23.0%	42.4%
Our gross margin decreased by 13.7 percentage points for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and 19.4 percentage points for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in stock-based compensation of $36.3 million and $119.0 million, respectively, and a decrease in utilization. This was partially offset by revenue growth from increased demand for our services.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Selling, general and administrative expenses	$96,294	$68,831	39.9%	$208,028	$135,347	53.7%
For the three months ended June 30, 2022, SG&A expenses increased 39.9% compared to the three months ended June 30, 2021. The increase was primarily due to increases in stock-based compensation expense of $10.5 million, payroll expenses (excluding stock-based compensation) of $5.2 million and bad debt expense of $2.5 million.
For the six months ended June 30, 2022, SG&A expenses increased 53.7% compared to the six months ended June 30, 2021. The increase was driven by increases in stock-based compensation expense of $46.7 million, payroll expenses (excluding stock-based compensation) of $13.2 million, facility expenses of $4.0 million, partially offset by a decrease in acquisition-related retention payments of $6.2 million.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Depreciation and amortization	$4,215	$4,488	(6.1)%	$10,061	$8,834	13.9%
There were no material changes in depreciation and amortization for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Interest expense	$4,984	$7,388	(32.5)%	$9,631	$13,582	(29.1)%
Interest expense is primarily related to our Term Loan and Revolver. The decrease for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to decreased borrowings under our Credit Agreement.
Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Income tax expense	$3,020	$10,339	(70.8)%	$3,321	$14,962	(77.8)%
The Company’s income tax expense decreased by $7.3 million and $11.6 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021 primarily due to the pre-tax loss recorded for the periods from IPO related stock-based compensation and related excess tax benefits on stock-based compensation, offset by the non-deductibility of China SAFE RSUs, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code.
Foreign Currency Exchange Gains and Losses
See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report as well as “Item 1A. Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates" as included in our 2021 Annual Report.
Non-GAAP Financial Measures
We define Adjusted Net Income as net (loss) income adjusted for unrealized (gain) loss on foreign currency exchange, stock-based compensation expense, employer payroll related expense on employee equity incentive plan, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, IPO-related costs, the change in fair value of contingent consideration, final tax assessment for closed operations and income tax effects of adjustments.
We define Adjusted EBITDA as net (loss) income adjusted to exclude income tax expense, interest expense, other expense (income), net, unrealized (gain) loss on foreign currency exchange, stock-based compensation expense, employer payroll related expense on employee equity incentive plan, depreciation and amortization expense, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, IPO-related costs and final tax assessment for closed operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to the aforementioned adjustments which can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired or costs that are unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations;
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
The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(29,992)	$18,152	$(89,896)	$36,737
Unrealized foreign exchange losses (gains)	15,354	(1,410)	9,507	2,519
Stock-based compensation	55,186	8,362	175,922	10,236
Amortization of acquisition-related intangibles	3,303	3,052	6,295	6,033
Acquisition costs (a)	1,282	1,083	1,302	7,486
Certain professional fees (b)	63	198	866	1,846
Non-recurring tender offer compensation expense (c)	—	1	—	2,715
IPO-related costs (d)	—	32	—	1,075
Employer payroll related expense on employee equity incentive plan (e)	(125)	—	3,497	—
Final tax assessment for closed operations (f)	258	—	258	—
Change in fair value of contingent consideration (g)	528	—	528	—
Income tax effects of adjustments (h)	(8,849)	(5,124)	(27,279)	(9,222)
Adjusted Net Income	$37,008	$24,346	$81,000	$59,425

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(29,992)	$18,152	$(89,896)	$36,737
Income tax expense	3,020	10,339	3,321	14,962
Interest expense	4,984	7,388	9,631	13,582
Other expense (income), net	413	(83)	325	(144)
Unrealized foreign exchange losses (gains)	15,354	(1,410)	9,507	2,519
Stock-based compensation	55,186	8,362	175,922	10,236
Depreciation and amortization	8,074	7,157	16,656	14,041
Acquisition costs (a)	1,282	1,083	1,302	7,486
Certain professional fees (b)	63	198	866	1,846
Non-recurring tender offer compensation expense (c)	—	1	—	2,715
IPO-related costs (d)	—	32	—	1,075
Employer payroll related expense on employee equity incentive plan (e)	(125)	—	3,497	—
Final tax assessment for closed operations (f)	258	—	258	—
Adjusted EBITDA	$58,517	$51,219	$131,389	$105,055
Net (loss) income margin	(9.0)%	7.0%	(13.8)%	7.4%
Adjusted EBITDA Margin	17.6%	19.7%	20.1%	21.1%
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
(e)We exclude employer payroll related expense on employee equity incentive plan as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these expenses may vary in any particular period independent of the financial and operating performance of our business.
(f)Adjusts for certain tax related expenses related to final tax assessments from closing operations in Uganda, which was completely shut down in 2015.
(g)Adjusts for the non-cash adjustment to the fair value of contingent consideration.
(h)Adjusts for the income tax effects of the foregoing adjusted items.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$274,527	$368,209
Availability under Revolver	165,000	165,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	501,343	504,530
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented in Note 9, Credit Agreements. Subsequent to June 30, 2022, we made a voluntary prepayment of $100.0 million on outstanding amounts owed on the term loan. See Note 11, Subsequent Events, to our condensed consolidated financial statements.

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
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $274.5 million and $165.0 million of available borrowings under our Revolver.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, or intellectual property rights. To fund these acquisitions or investments, we may seek to access the debt or capital markets. Our ability to obtain additional funding will be subject to various factors, including general market conditions, our operating performance, the market’s perception of our growth potential, lender sentiment and our ability to incur additional debt in compliance with our contractual restrictions, including those in our Credit Agreement.
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 14, Credit Agreements, in the notes to our consolidated financial statements included in the 2021 Annual Report for a discussion of our Term Loan and Revolver. As of June 30, 2022, we had $506.1 million outstanding under our Term Loan with an interest rate of 4.42% and no borrowings outstanding under the Revolver. On July 21, 2022, we made a voluntary prepayment of $100.0 million on outstanding amounts owed on the term loan.
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
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of June 30, 2022, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$21,477	$60,296
Investing activities	(77,602)	(58,390)
Financing activities	(54,199)	(250,693)
Effect of exchange rate changes on cash and cash equivalents	(8,884)	(662)
Net decrease in cash and cash equivalents	$(119,208)	$(249,449)

Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2022 was $21.5 million compared to $60.3 million for the comparable period in 2021. The decrease in cash provided was primarily due to an increase in trade receivables and unbilled receivables as a result of increased revenue in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and a decrease in accrued expenses and other liabilities driven by the payment of bonus, annual wage payment and commissions, partially offset by a decrease in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was $77.6 million compared to $58.4 million in the same period in 2021. The increase was primarily attributable to the acquisition of Connected in the second quarter of 2022.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 was $54.2 million driven by withholding taxes paid related to the following: net share settlement on equity awards of $29.0 million, tender offer of $15.5 million and dividends previously declared of $10.0 million.
Net cash used in financing activities of $250.7 million during the six months ended June 30, 2021 was primarily attributable to the repurchase of shares and vested options from our securityholders using the proceeds from the issuance of $720.0 million of preferred stock, partially offset by proceeds from an increase in our term loan which were subsequently used to pay a dividend to our securityholders in April 2021.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
We recorded an acquisition purchase price liability of $14.0 million for contingent consideration related to the acquisition of Connected which is expected to be paid in the second quarter of 2023. The fair value of the liability as of June 30, 2022 is $14.4 million.
Refer to Note 3, Acquisitions, and Note 7, Leases, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further detail regarding the aforementioned contingent consideration and additional information related to our lease commitments.
There were no other material changes in our contractual obligations and commitments during the six months ended June 30, 2022 from the contractual obligations and commitments disclosed in the 2021 Annual Report.
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
Critical Accounting Policies and Estimates
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the second quarter of 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1+*	Form of Performance Share Unit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
**	Exhibits furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)