Form 10-Q
period 2022-09-30
Thoughtworks Holding, Inc.
filed 2022-11-14
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 10, 2022, there were 314,838,787 shares of the registrant's common stock outstanding.

THOUGHTWORKS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
Forward-Looking Statements		3

Part I. Financial Information
Item 1	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosure About Market Risk	42
Item 4	Controls and Procedures	42

Part II. Other Information
Item 1	Legal Proceedings	44
Item 1A	Risk Factors	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3	Defaults Upon Senior Securities	44
Item 4	Mine Safety Disclosures	44
Item 5	Other Information	44
Item 6	Exhibits	45
Signatures		46

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,544	$368,209
Trade receivables, net of allowance of $11,734 and $8,916, respectively	145,686	145,874
Unbilled receivables	172,766	104,057
Prepaid expenses and other current assets	33,438	60,799
Total current assets	536,434	678,939
Property and equipment, net	37,656	34,500
Right-of-use assets	38,168	—
Intangibles and other assets:
Goodwill	394,398	346,719
Trademark	273,000	273,000
Customer relationships, net	123,962	125,867
Other non-current assets	30,401	25,125
Total assets	$1,434,019	$1,484,150
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,799	$4,773
Long-term debt - current	7,150	7,150
Income taxes payable	31,408	15,693
Accrued compensation	113,120	87,059
Deferred revenue	2,352	13,807
Value-added tax and sales tax payable	1,826	7,954
Accrued expenses	27,500	44,094
Lease liabilities, current	15,076	—
Total current liabilities	203,231	180,530
Lease liabilities, non-current	25,888	—
Long-term debt, less current portion	393,492	497,380
Deferred tax liabilities	61,424	78,944
Other long-term liabilities	20,326	18,805
Total liabilities	704,361	775,659
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 365,376,105 and 356,117,752 issued, 314,733,382 and 305,132,181 outstanding at September 30, 2022 and December 31, 2021, respectively	365	356
Treasury stock, 50,642,723 and 50,985,571 shares at September 30, 2022 and December 31, 2021, respectively	(625,155)	(629,424)
Additional paid-in capital	1,572,038	1,390,630
Accumulated other comprehensive loss	(53,254)	(10,863)
Retained deficit	(164,336)	(42,208)
Total stockholders' equity	729,658	708,491
Total liabilities and stockholders' equity	$1,434,019	$1,484,150
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$332,447	$285,051	$985,494	$783,145
Operating expenses:
Cost of revenues	236,007	183,945	739,097	471,047
Selling, general and administrative expenses	89,559	113,019	297,587	248,366
Depreciation and amortization	5,303	4,173	15,364	13,007
Total operating expenses	330,869	301,137	1,052,048	732,420
Income (loss) from operations	1,578	(16,086)	(66,554)	50,725
Other (expense) income:
Interest expense	(5,871)	(6,734)	(15,502)	(20,316)
Net realized and unrealized foreign currency loss	(13,127)	(1,934)	(21,614)	(3,608)
Other income (expense), net	2,056	162	1,731	306
Total other (expense) income	(16,942)	(8,506)	(35,385)	(23,618)
(Loss) income before income taxes	(15,364)	(24,592)	(101,939)	27,107
Income tax expense	16,027	643	19,348	15,605
Net (loss) income	$(31,391)	$(25,235)	$(121,287)	$11,502

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18,110)	(7,109)	(42,391)	(9,002)
Comprehensive (loss) income	$(49,501)	$(32,344)	$(163,678)	$2,500

Net loss per common share:
Basic loss per common share	$(0.10)	$(0.10)	$(0.39)	$(0.20)
Diluted loss per common share	$(0.10)	$(0.10)	$(0.39)	$(0.20)

Weighted average shares outstanding:
Basic	311,621,233	241,351,052	309,481,860	237,121,811
Diluted	311,621,233	241,351,052	309,481,860	237,121,811
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2020	23,493,546	$322,800	278,322,716	$279	572,711	$(1,608)	$381,172	$(1,589)	$106,458	$484,712
Net income	—	—	—	—	—	—	—	—	18,585	18,585
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,968)	—	(3,968)
Issuance of common stock on exercise of options	—	—	27,184	—	—	—	62	—	—	62
Issuance of common stock	—	—	133,313	—	—	—	1,873	—	—	1,873
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $9.0 million	27,765,084	380,994	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(104)	—	—	(104)
Tender offer	—	—	(50,412,860)	—	50,412,860	(627,816)	(10,391)		(79,222)	(717,429)
Stock-based compensation expense	—	—	—	—	—	—	1,874	—	—	1,874
Balance as of March 31, 2021	51,258,630	$703,794	228,070,353	$279	50,985,571	$(629,424)	$374,486	$(5,557)	$45,821	$(214,395)
Net income	—	—	—	—	—	—	—	—	18,152	18,152
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,075	—	2,075
Issuance of common stock on exercise of options	—	—	10,297	—	—	—	24	—	—	24
Issuance of Series B Redeemable Convertible Preferred Stock, net of issuance costs of $2.8 million	8,231,328	122,228	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(279,191)	—	(45,821)	(325,012)
Other	—	—	—	—	—	—	104	—	—	104
Stock-based compensation expense	—	—	—	—	—	—	8,362	—	—	8,362
Balance as of June 30, 2021	59,489,958	$826,022	228,080,650	$279	50,985,571	$(629,424)	$103,785	$(3,482)	$18,152	$(510,690)
Net loss	—	—	—	—	—	—	—	—	(25,235)	(25,235)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,109)	—	(7,109)
Issuance of common stock upon initial public offering, net of issuance costs of $30.3 million	—	—	16,429,964	16	—	—	314,700	—	—	314,716
Conversion of redeemable convertible preferred stock to common stock	(59,489,958)	(826,022)	59,489,958	60	—	—	825,962	—	—	826,022
Issuance of common stock on exercise of options, net of withholding taxes	—	—	1,116,471	1	—	—	(972)	—	—	(971)
Stock-based compensation expense	—	—	—	—	—	—	72,600	—	—	72,600
Balance as of September 30, 2021	—	$—	305,117,043	$356	50,985,571	$(629,424)	$1,316,075	$(10,591)	$(7,083)	$669,333

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2021	—	$—	305,132,181	$356	50,985,571	$(629,424)	$1,390,630	$(10,863)	$(42,208)	$708,491
Net loss	—	—	—	—	—	—	—	—	(59,904)	(59,904)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,679)	—	(5,679)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	—	—	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	—	—	120,737	—	—	120,737
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	—	$—	310,024,807	$361	50,829,765	$(627,484)	$1,481,524	$(16,542)	$(102,953)	$734,906
Net loss	—	—	—	—	—	—	—	—	(29,992)	(29,992)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(18,602)	—	(18,602)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	888,186	1	—	—	2,442	—	—	2,443
Reissuance of treasury shares for equity incentive awards	—	—	51,311	—	(51,311)	639	(496)	—	—	143
Stock-based compensation expense	—	—	—	—	—	—	54,948	—	—	54,948
Balance as of June 30, 2022	—	$—	310,964,304	$362	50,778,454	$(626,845)	$1,538,418	$(35,144)	$(132,945)	$743,846
Net loss	—	—	—	—	—	—	—	—	(31,391)	(31,391)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(18,110)	—	(18,110)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	3,633,347	3	—	—	(13,635)	—	—	(13,632)
Reissuance of treasury shares for equity incentive awards	—	—	135,731	—	(135,731)	1,690	(1,541)	—	—	149
Stock-based compensation expense	—	—	—	—	—	—	48,796	—	—	48,796
Balance as of September 30, 2022	—	$—	314,733,382	$365	50,642,723	$(625,155)	$1,572,038	$(53,254)	$(164,336)	$729,658
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(121,287)	$11,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	25,561	21,702
Bad debt expense (recovery)	2,447	(611)
Deferred income tax benefit	(24,087)	(12,209)
Stock-based compensation expense	224,481	82,836
Unrealized foreign currency exchange losses	24,953	3,912
Non-cash lease expense on right-of-use assets	13,807	—
Other operating activities, net	(546)	1,360
Changes in operating assets and liabilities:
Trade receivables	(10,803)	(3,960)
Unbilled receivables	(78,445)	(39,670)
Prepaid expenses and other assets	(4,856)	(29,147)
Lease liabilities	(11,842)	—
Accounts payable	(177)	1,602
Accrued expenses and other liabilities	17,135	58,182
Net cash provided by operating activities	56,341	95,499
Cash flows from investing activities:
Purchase of property and equipment	(19,672)	(21,504)
Proceeds from disposal of fixed assets	437	375
Acquisitions, net of cash acquired	(70,011)	(44,759)
Net cash used in investing activities	(89,246)	(65,888)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs and underwriting discounts	—	314,716
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	380,994
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	122,228
Proceeds from issuance of common stock	—	1,873
Payments of obligations of long-term debt	(105,363)	(234,921)
Payments of debt issuance costs	—	(7,098)
Proceeds from borrowings on long-term debt	—	401,285
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	5,651	(885)
Shares and options purchased under tender offer	—	(701,960)
Dividends paid	—	(315,003)
Withholding taxes paid on tender offer	(15,469)	—
Withholding taxes paid on dividends previously declared	(10,009)	—
Withholding taxes paid related to net share settlement of equity awards	(33,017)	—
Other financing activities, net	(6)	1,317
Net cash used in financing activities	(158,213)	(37,454)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18,032)	(3,394)
Net decrease in cash, cash equivalents and restricted cash	(209,150)	(11,237)
Cash, cash equivalents and restricted cash at beginning of the period	394,942	492,199
Cash, cash equivalents and restricted cash at end of the period	$185,792	$480,962

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$14,486	$18,736
Income taxes paid	$22,830	$21,307

Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued expenses	$—	$34,539
Withholding taxes payable included within accrued compensation	$11,534	$—
Option costs receivable included within prepaid expenses and other current assets	$105	$—
Conversion of convertible preferred stock to common stock	$—	$826,022
Net settlement on exercise of shares	$—	$3,611

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$184,544	$452,810
Restricted cash included in other current assets	—	26,827
Restricted cash included in other non-current assets	1,248	1,325
Total cash, cash equivalents and restricted cash	$185,792	$480,962
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
Some business combinations may include a contingent consideration agreement. The Company determines the fair value of the contingent consideration liability using a Monte Carlo Simulation. The liability is remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the condensed consolidated statements of (loss) income and comprehensive (loss) income.
Government Assistance
The Company has historically received government subsidies in the form of cash in China and Singapore related to expenses such as rent, wages, training benefits and taxes. The subsidies are recorded against the related expense within selling, general and administrative ("SG&A") expense or cost of revenues in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The Company recorded an immaterial amount for the three and nine months ended September 30, 2022.
Allowance for Credit Losses
The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) in the first quarter of 2022. See “—Recently Adopted Accounting Standards” below for further discussion. The Company is exposed to credit risk primarily through trade receivables and unbilled receivables. Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Nine Months Ended September 30,
2022
Allowance for credit losses, beginning balance	$(8,916)
Impact of accounting standard adoption	(841)
Current provision for expected credit losses	(2,447)
Write-offs charged against allowance	114
Recoveries of amounts previously written off	—
Changes due to exchange rates	356
Allowance for credit losses, ending balance	$(11,734)
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

Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended September 30, 2022 and 2021 was approximately 62% and 66%, respectively, and approximately 63% and 65% for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022 and December 31, 2021, approximately 70% and 73%, respectively, of trade receivables and unbilled receivables was due from customers located outside the United States. At September 30, 2022 and December 31, 2021, the Company had net property and equipment of $28.6 million and $26.6 million, respectively, outside the United States.

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
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America (1)	$129,421	$103,769	$382,856	$290,954
APAC (2)	108,353	98,756	320,233	260,928
Europe (3)	79,937	69,522	239,466	196,476
LATAM	14,736	13,004	42,939	34,787
Total revenues	$332,447	$285,051	$985,494	$783,145
(1)For the three months ended September 30, 2022 and 2021, the United States represented 36.4%, or $121.1 million, and 33.9%, or $96.5 million, respectively, of the Company’s total revenues. For the nine months ended September 30, 2022 and 2021, the United States represented 36.5%, or $359.7 million, and 35.1%, or $275.0 million, of the Company’s total revenues, respectively. Canadian operations were determined to be immaterial given the revenues as a percentage of total North America revenues was less than 10% for the three and nine months ended September 30, 2022 and 2021.
(2)For the three months ended September 30, 2022 and 2021, Australia represented 11.5%, or $38.4 million, and 10.9%, or $31.0 million, respectively, of the Company’s total revenues. For the nine months ended September 30, 2022 and 2021, Australia represented 11.6%, or $114.5 million, and 10.7%, or $83.7 million, respectively, of the Company’s total revenues.
(3)For the three months ended September 30, 2021, the United Kingdom represented 10.5%, or $30.0 million, respectively, of the Company's total revenues. For the nine months ended September 30, 2022 and 2021, the United Kingdom represented 10.4%, or $102.6 million, and 10.7%, or $83.5 million, respectively, of the Company’s total revenues. For the three and nine months ended September 30, 2021, Germany represented 10.5%, or $30.0 million, and 10.7%, or $84.2 million, respectively, of the Company’s total revenues. For the three months ended September 30, 2022, revenue in the United Kingdom as a percentage of the Company's total revenues was less than 10%. For the three and nine months ended September 30, 2022, revenue in Germany as a percentage of the Company’s total revenues was less than 10%.
Other foreign countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three and nine months ended September 30, 2022 and 2021.

The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Technology and business services	$94,219	$75,086	$274,815	$211,226
Energy, public and health services	83,386	71,556	237,101	205,465
Retail and consumer	57,919	57,723	182,982	146,647
Financial services and insurance	55,004	46,739	173,139	121,848
Automotive, travel and transportation	41,919	33,947	117,457	97,959
Total revenues	$332,447	$285,051	$985,494	$783,145
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Time-and-material	$282,190	$237,533	$829,485	$635,608
Fixed-price	50,257	47,518	156,009	147,537
Total revenues	$332,447	$285,051	$985,494	$783,145
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of September 30, 2022	As of December 31, 2021
Contract assets included in unbilled receivables	$50,426	$25,408
Contract liabilities included in deferred revenue	$2,352	$13,807
Contract assets primarily relate to unbilled amounts on fixed-price contracts. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended September 30, 2022 and 2021, the Company recognized $0.5 million and $0.5 million, respectively, of revenues that were included in current liabilities at the prior year end. For the nine months ended September 30, 2022 and 2021, the Company recognized $13.1 million and $11.2 million, respectively, of revenues that were included in current liabilities at the prior year end.
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

The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,642	$—	$2,039	$—
Costs to obtain contracts capitalized	488	—	726	—
Amortization of capitalized costs	(291)	—	(916)	—
Changes due to exchange rates	(3)	—	(13)	—
Balance at end of period	$1,836	$—	$1,836	$—
Transaction Price Allocated to Remaining Performance Obligations
The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less.
Note 3 – Acquisitions
On April 26, 2022, the Company completed the acquisition of Connected Lab Inc. ("Connected"), an end-to-end product design and development firm that partners with their clients to discover and deliver products that drive business impact, in an all-cash transaction for a gross purchase price of $83.8 million, or $79.4 million net of cash acquired of $4.4 million, which is inclusive of a $14.0 million contingent consideration liability as discussed below and other adjustments. Connected is now wholly owned by the Company. The acquisition will advance the Company's capabilities in solving business problems through product-led design processes, from defining the strategy to discovery and delivery and enhance the Thoughtworks customer experience, product and design service line in North America.
In connection with the acquisition, the Company recorded a liability of $14.0 million of contingent consideration, which is included within the total purchase price and classified within accrued expenses in the condensed consolidated balance sheet. The present value of the contingent consideration liability was determined using a Monte Carlo Simulation that calculated the average present value of the earnout payment. The fair value measurement of the earnout includes a performance metric which is an unobservable Level 3 input. The contingent consideration is payable in cash dependent upon achievement of the performance metric. The liability is remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the condensed consolidated statements of (loss) income and comprehensive (loss) income. As of September 30, 2022, the maximum potential payout is $16.0 million. The determined actual payout is expected to occur in the second quarter of 2023.
The following table presents the change in the contingent consideration liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$14,382	$—	$—	$—
Additions in the period	—	—	13,996	—
Change in fair value	(2,955)	—	(2,427)	—
Change due to exchange rates	(793)	—	(935)	—
Balance at end of period	$10,634	$—	$10,634	$—
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
Aggregate acquisition-related costs related to Connected of $1.5 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, were included within SG&A expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income.
The Company's preliminary allocation of the fair value of underlying assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total
Cash and cash equivalents	$4,394
Trade receivables, net of allowance	3,678
Unbilled receivables	2,594
Customer relationships, net	15,800
Goodwill	66,191
Accrued compensation	(1,364)
Accrued expenses	(3,733)
Other assets/liabilities, net	(3,759)
Total gross purchase price	$83,801

Cash consideration paid	$69,805
Fair value of contingent consideration	13,996
Total gross purchase price	$83,801
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
Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2020	$318,151
Additions due to acquisitions	32,615
Changes due to exchange rates	(4,047)
Balance as of December 31, 2021	346,719
Additions due to acquisitions	71,700
Changes due to exchange rates	(24,021)
Balance as of September 30, 2022	$394,398

The following is a summary of other intangible assets (in thousands):

	September 30, 2022	December 31, 2021
Customer relationships	$193,447	$177,100
Less accumulated amortization	(55,981)	(46,184)
Customer relationships, net	137,466	130,916
Trademark	273,000	273,000
Total intangible assets, after amortization	410,466	403,916
Changes due to exchange rates	(13,504)	(5,049)
Intangible assets, net	$396,962	$398,867
Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. Amortization expense related to these intangible assets was $3.4 million and $9.7 million for the three and nine months ended September 30, 2022, respectively, and $3.1 million and $9.1 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2022	$3,659
2023	14,635
2024	14,635
2025	14,635
2026	14,635
Thereafter	75,267
$137,466
The weighted average remaining useful life of the Company’s finite-lived intangible assets was 9.5 years as of September 30, 2022 and 10.6 years as of December 31, 2021.
Note 5 – Income Taxes
Prior to the IPO, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year to the pre-tax income or loss for the interim period, adjusting the provision for discrete tax items recorded in the period. Upon the IPO, due to the magnitude of transaction related stock-based compensation costs, the Company's forecasted pre-tax income for the year is causing the tax rate to be highly sensitive, whereby minor changes in forecasted pre-tax income generate significant variability in the estimated annual effective tax rate. This is impacting the customary relationship between income tax expense and pre-tax income in interim periods. Beginning in the third quarter of 2021, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate due to the range of potential impacts for the aforementioned forecast changes. Accordingly, the Company computed the effective tax rate for the nine-month period ended September 30, 2022 using actual results, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting.
The Company’s effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was (104.3)% and (2.6)%, respectively and (19.0)% and 57.6% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% primarily due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of higher income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of executive compensation expense in compliance with §162(m) of the Internal Revenue Code ("IRC"), impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the three and nine months ended September 30, 2022 and September 30, 2021, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2022, as compared to the prior periods, was primarily due to the non-deductibility of China SAFE restricted stock units ("RSUs") and the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion. The negative effective tax rate for the three months ended September 30, 2022 and September 30, 2021 and the nine months ended September 30, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
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
The components of basic and diluted loss per common share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic loss per common share:
Net (loss) income	$(31,391)	$(25,235)	$(121,287)	$11,502
Preferred stock dividends	—	—	—	(59,642)
Net loss allocated to common shareholders – Basic	$(31,391)	$(25,235)	$(121,287)	$(48,140)

Weighted average common shares outstanding – Basic and diluted	311,621,233	241,351,052	309,481,860	237,121,811
Basic and diluted loss per common share	$(0.10)	$(0.10)	$(0.39)	$(0.20)
The following potentially dilutive securities were excluded from the computation of diluted loss per common share calculations because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock options and RSUs	24,782,764	23,651,637	25,766,686	21,737,268
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
The Company recognizes operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Operating lease expense and the related variable lease expense is recorded within SG&A expenses in the Company's condensed consolidated statements of (loss) income and comprehensive (loss) income. As of September 30, 2022, the Company's finance leases were immaterial.
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
As of September 30, 2022, the Company does not have any leases that create significant rights and obligations that have not yet commenced. For the three and nine months ended September 30, 2022, operating lease cost was $4.9 million and $14.7 million, respectively. The Company's short-term lease cost and variable lease cost were immaterial.
The following table presents supplemental cash flow information (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,621
ROU assets obtained in exchange for new operating lease liabilities	13,791
The following table presents average lease terms and discount rates (in thousands):

As of September 30, 2022
Weighted-average remaining lease term (years)	4.0
Weighted average discount rate	5.6%

As of September 30, 2022, the aggregate future lease payments under all operating leases are as follows (in thousands):

Operating
Remainder of 2022	$4,868
2023	15,649
2024	9,397
2025	5,898
2026	4,510
Thereafter	6,466
Total lease payments	46,788
Less: imputed interest	5,841
Present value of lease liabilities	$40,947

ASC 840 Disclosures
Prior to the adoption of Topic 842, aggregate future minimum lease payments, net of sublease income, under all operating leases were as follows as of December 31, 2021 (in thousands):

2022	$17,557
2023	11,690
2024	6,849
2025	3,955
2026	3,027
Thereafter	6,088
Total future minimum lease payments	$49,166
Total rent expense for all operating leases for the three and nine months ended September 30, 2021 was $4.9 million and $14.5 million, respectively.
Note 8 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$33,426	$25,756	$155,771	$29,071
Selling, general and administrative expenses	15,479	47,420	69,056	54,357
Total stock-based compensation expense	$48,905	$73,176	$224,827	$83,428
Stock Options
The following is a summary of performance and time vesting stock option activity for the nine months ended September 30, 2022 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2021	24,097,082	$3.79
Granted	—	—
Forfeited	(101,891)	10.88
Exercised	(1,902,174)	3.03
Cancelled	—	—
Expired	—	—
Balance at September 30, 2022	22,093,017	$3.83	$154,753	5.8

Exercisable at September 30, 2022	20,639,262	$3.40	$151,007	5.6

As of September 30, 2022, total compensation cost related to time vesting options not yet recognized was $3.5 million, which will be recognized over a weighted-average period of 1.5 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan (the "2017 Plan").
Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	14,128,722	$23.39
Granted (1)	5,561,575	22.06
Forfeited	(1,318,242)	23.33
Vested (2)	(10,259,373)	21.00
Unvested balance at September 30, 2022	8,112,682	$25.51
(1)Includes 4.4 million RSUs that were contingent upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”), which occurred on February 25, 2022. The amount also includes 0.1 million RSUs granted in relation to the Connected acquisition.
(2)Includes 2.6 million shares that were net settled when released and returned to the share pool for future grants.
As of September 30, 2022, total compensation cost related to RSUs not yet recognized was $112.6 million, of which $59.3 million is IPO related or associated with one-time grants and considered nonrecurring. The remainder of $53.3 million is primarily related to the annual grant and considered recurring. The total unamortized expense is anticipated to be recognized over a weighted-average period of 1.6 years.
Performance Stock Units
In April 2022, the Board of Directors approved the grant of performance stock units (“PSUs”) to certain executives and employees under the 2021 Omnibus Incentive Plan (the "Omnibus Plan"). Awards with a performance and time-based vesting as well as awards with market-based performance vesting components were granted. The performance and time-based PSUs, or non-market-based PSUs, are subject to the Company’s achievement of specified profit targets. The market-based awards are tied to the Company's performance against relative total shareholder return ("rTSR") targets. Both types of PSUs vest over a three-year service period.

The following is a summary of PSU activity for the nine months ended September 30, 2022:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	—	$—
Granted (1)	269,586	24.15
Adjustment for PSUs expected to vest as of current period end	(162,156)	26.83
Forfeited	—	—
Vested	—	—
Unvested balance at September 30, 2022	107,430	$20.11
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of September 30, 2022, total compensation cost related to PSUs not yet recognized was $5.1 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 2.5 years.
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
On July 21, 2022, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan. As a result of the prepayment, the Company wrote off $0.9 million of deferred financing fees, which is reflected in other (expense) income, net in the consolidated statements of (loss) income and comprehensive (loss) income for the three and nine months ended September 30, 2022.

The following table presents the Company's outstanding debt and borrowing capacity (in thousands):

	September 30, 2022	December 31, 2021
Availability under Revolver (due March 26, 2026)	$165,000	$165,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$400,642	$504,530
Interest rate	5.87%	3.50%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	September 30, 2022	December 31, 2021
Long-term debt, less current portion	$397,125	$502,488
Capitalized deferred financing fees	(3,633)	(5,108)
Long-term debt	393,492	497,380
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$400,642	$504,530
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of September 30, 2022 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $485.0 million as of December 31, 2021.
Note 10 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	September 30, 2022	December 31, 2021
Accrued interest expense	$164	$76
Accrued employee expense	2,191	2,320
Accrued travel expense	546	514
Operating lease expenses	366	262
Insurance charges	312	170
Professional fees	7,074	5,188
Withholding taxes payable	43	26,077
Other taxes payable	1,437	1,803
Rebates payable	944	943
Contingent consideration	10,634	—
Other accrued expenses	3,789	6,741
Accrued expenses	$27,500	$44,094

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
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are over 12,500 Thoughtworkers strong across 50 offices in 17 countries. Over the last 25+ years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
In April 2022, we completed the acquisition of Connected, an end-to-end product design and development firm, which will advance our capabilities in solving business problems through product-led design processes, from defining the strategy to discovery and delivery. Refer to Note 3, Acquisitions, for further detail.
In August 2022, we completed the acquisition of Handmade Design, an innovation through design consultancy, which will add premium customer experience ("CX") and product design capacity and capabilities in Brazil for the benefit of clients and end users worldwide. The effect of this acquisition was not material on the Company’s condensed consolidated financial statements.
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
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$332,447	$285,051	$985,494	$783,145
Revenue Growth Rate as reported (1)	16.6%	45.0%	25.8%	31.2%
Revenue Growth Rate at constant currency (1)	23.9%	42.1%	31.3%	26.0%
Net (loss) income	$(31,391)	$(25,235)	$(121,287)	$11,502
Net (loss) income margin	(9.4)%	(8.9)%	(12.3)%	1.5%
Adjusted Net Income (2)	$26,758	$37,188	$107,758	$96,613
Adjusted EBITDA (3)	$67,165	$66,459	$198,554	$171,514
Adjusted EBITDA Margin (3)	20.2%	23.3%	20.1%	21.9%

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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three and nine months ended September 30, 2022, revenues increased 16.6% and 25.8%, respectively. Acquisitions completed in the last twelve months contributed approximately 3% and 2% to revenue growth for the three and nine months ended September 30, 2022, respectively. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three and nine months ended September 30, 2021, we would have reported revenue growth of 23.9% and 31.3%, respectively. The negative impact to revenues from foreign currencies was due to the appreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net (Loss) Income, Net (Loss) Income Margin and Adjusted Net Income
For the three months ended September 30, 2022, the $6.2 million increase in net loss and 0.5 percentage point increase in net loss margin as compared to the three months ended September 30, 2021 were driven by increased payroll expenses (excluding stock-based compensation) of $41.8 million due to our investment in additional headcount to support revenue growth and a $15.4 million increase in income tax expense. This was partially offset by revenue growth reflecting strong demand for our services and decreased stock-based compensation expense of $24.3 million, which includes $37.0 million of nonrecurring expense mainly related to option and RSU expense from the IPO, partially offset by $12.7 million of recurring RSU expense primarily related to the annual grant.
For the three months ended September 30, 2022, the decrease in Adjusted Net Income as compared to the three months ended September 30, 2021 of $10.4 million, or 28.0%, was primarily due to increased payroll expenses (excluding stock-based compensation) to support revenue growth and an increase in income tax expense, partially offset by higher revenues as a result of strong demand for our services alongside our differentiated value proposition and premium services driving a higher bill rate.
For the nine months ended September 30, 2022, the $132.8 million decrease in net income and 13.8 percentage point decrease in net income margin as compared to the nine months ended September 30, 2021 were driven by increased stock-based compensation expense of $141.4 million, which includes $37.8 million of recurring RSU expense primarily related to the annual grant and $103.6 million of nonrecurring expense mainly related to option and RSU expense from the IPO. The decreases in net income and net income margin were also driven by increased payroll expenses (excluding stock-based compensation) of $142.4 million due to our investment in additional headcount to support revenue growth. These increases were partially offset by revenue growth reflecting strong demand for our services and our continued focus on obtaining new clients and growing our existing client relationships. For more information, see “—Results of Operations.” We consider net income margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the nine months ended September 30, 2022, the increase in Adjusted Net Income as compared to the nine months ended September 30, 2021 of $11.1 million, or 11.5%, was due to higher revenues as a result of strong demand for our services, partially offset by increased payroll expenses (excluding stock-based compensation) to support revenue growth.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended September 30, 2022, the increase in Adjusted EBITDA as compared to the three months ended September 30, 2021 of $0.7 million, or 1.1%, was driven by higher revenues, partially offset by higher operating expenses, such as increased payroll expenses (excluding stock-based compensation) due to our investment in additional headcount. The 310 basis point decrease in Adjusted EBITDA Margin as compared to the three months ended September 30, 2021 was primarily due to increased payroll expenses (excluding stock-based compensation) and decreased utilization.
For the nine months ended September 30, 2022, the increase in Adjusted EBITDA as compared to the nine months ended September 30, 2021 of $27.0 million, or 15.8%, was due to higher revenues, partially offset by public company costs and higher operating expenses, such as payroll expense (excluding stock-based compensation). The 180 basis point decrease in Adjusted EBITDA Margin as compared to the nine months ended September 30, 2021 was primarily due to increased payroll expenses (excluding stock-based compensation) and decreased utilization.
Key Factors Affecting Our Performance
Our long-term financial trend is characterized by strong organic growth, strong client retention, a majority of revenues from existing clients and substantial margin optimization with the support of onshore, nearshore and offshore delivery centers. Our performance for historical periods and future periods is driven by numerous factors discussed, including the following key factors.
Ability to retain and expand existing client relationships
For the trailing twelve months ended September 30, 2022, we served over 400 clients, which we define as clients with spend in excess of $25,000 within the preceding twelve months, many of whom we work with across multiple geographies. We actively manage our client portfolio and target clients where we believe there is opportunity to develop long-term relationships and drive significant growth. Accordingly, for the three months ended September 30, 2022 and 2021, 84.0% and 85.1%, respectively, of our revenues were derived from existing clients, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the nine months ended September 30, 2022 and 2021, 89.4% and 89.9%, respectively, of our revenues were derived from existing clients. For the trailing twelve-month periods ended September 30, 2022 and 2021, 88.6% and 88.6%, respectively, of our revenues were derived from existing clients, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months, representing increases of 28.0% and 28.7% in revenues from new and existing clients, respectively. For the trailing twelve-month periods through September 30, 2022 and 2021, 36 and 29 clients, respectively, generated greater than $10 million in revenues, a 24.1% increase.
While we continue to derive a substantial part of our overall revenues from existing clients, we maintain relatively low client concentration among our largest clients. For the three and nine months ended September 30, 2022, we experienced strong growth in our top five, ten and fifty clients and a continued diversification of our business. For the three months ended September 30, 2022, revenues from our top five, ten and fifty clients as a percentage of total revenues were 16.1%, 25.4% and 65.4%, respectively, compared to 16.2%, 27.1% and 69.8%, respectively, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, revenues from our top five, ten and fifty clients as a percentage of total revenues were 15.4%, 25.2% and 64.6%, respectively, compared to 17.4%, 27.6% and 70.6%, respectively, for the nine months ended September 30, 2021.
Net Dollar Retention Rate
We also utilize the net dollar retention rate to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth, and it measures our ability to continually offer and deliver innovative services to our clients. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The net dollar retention rate is calculated by dividing (a) the trailing twelve-month period revenue from existing clients by (b) the prior comparative period revenue from existing clients.
The net dollar retention rate was 119% for both the trailing twelve months ended September 30, 2022 and September 30, 2021 reflecting our sector diversification efforts which enabled us to balance sales exposure and provide value to our clients.
Ability to acquire new clients
We intend to continue to acquire new clients through programs designed to generate new business demand and position us as a trusted partner. Winning new business in existing and new geographies and industry verticals is a critical component of our growth strategy. Dedicated new business teams work with marketing using data-driven approaches to focus on client acquisition efforts. Commensurately, our total number of clients increased to 403 as of September 30, 2022 from 374 as of September 30, 2021, as we saw increased demand for our global services, including in North America, Europe, Asia-Pacific region ("APAC") and Latin America ("LATAM"). Going forward, we may also add new clients, including in new geographies and industry verticals, through selective strategic acquisitions.
Expanding our technical capabilities and client solutions
We combine strategy, design and software engineering expertise to offer premium, end-to-end solutions to our clients. Our value proposition is based on our thought leadership and expertise across innovative new technologies, differentiated client solutions across our service lines and local and nearshore capabilities (i.e., those delivered from nearby countries in similar time zones) and offshore capabilities (i.e., those delivered from distant countries in different time zones). Our premium position enabled us to drive average revenue per employee of approximately $84,000, or $112,000 annualized, for the nine months ended September 30, 2022, compared to $88,000, or $118,000 annualized, for the nine months ended September 30, 2021. The decrease compared to the nine months ended September 30, 2021 was driven by the negative impact from foreign currency translation, geography mix and decreased utilization. We believe our average revenue per employee is meaningfully higher than all our pure-play competitors. We define average revenue per employee as total revenues for the period divided by the average number of employees in such period. Our ability to continue delivering premium and innovative services to our clients depends on evolving our technical and engineering capabilities.
Ability to recruit and retain talent
To provide services to our clients, we must efficiently hire, train and retain skilled professionals without compromising on the high standards we set for our people. We believe our ability to attract and retain top talent drives high client satisfaction and enables us to deliver on strong client demand to generate growth. Apart from driving high client satisfaction, lower attrition leads to lower hiring and training costs and increased productivity. For the trailing twelve-month period through September 30, 2022, our voluntary attrition rate was 11.8%, down from 15.3% for the trailing twelve-month period through September 30, 2021. We believe the decrease in attrition was due to higher retention driven by technology industry hiring trends and our unique culture, focus on career development, intensive training programs and interesting work opportunities. We increased our total number of employees to over 12,500 as of September 30, 2022.
Ability to optimize our global delivery
We have a global footprint with the ability to deliver services from multiple geographic regions. As of September 30, 2022, 9 out of our top 10 clients by revenue relied on Thoughtworks’ delivery from more than one region. We utilize a blended delivery model, which means we are able to offer a combination of local talent with nearshore/offshore talent, allowing us to maintain close proximity to our clients for context and local market knowledge, while driving rapid and high-quality delivery at scale.
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
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$332,447	$285,051	$985,494	$783,145
Operating expenses:
Cost of revenues (1)	236,007	183,945	739,097	471,047
Selling, general and administrative expenses (1)	89,559	113,019	297,587	248,366
Depreciation and amortization	5,303	4,173	15,364	13,007
Income (loss) from operations	1,578	(16,086)	(66,554)	50,725
Other (expense) income:
Interest expense	(5,871)	(6,734)	(15,502)	(20,316)
Net realized and unrealized foreign currency loss	(13,127)	(1,934)	(21,614)	(3,608)
Other income (expense), net	2,056	162	1,731	306
Total other (expense) income	(16,942)	(8,506)	(35,385)	(23,618)
(Loss) income before income taxes	(15,364)	(24,592)	(101,939)	27,107
Income tax expense	16,027	643	19,348	15,605
Net (loss) income	$(31,391)	$(25,235)	$(121,287)	$11,502
Effective tax rate	(104.3)%	(2.6)%	(19.0)%	57.6%
(1) Includes stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$33,426	$25,756	$155,771	$29,071
Selling, general and administrative expenses	15,479	47,420	69,056	54,357
Total stock-based compensation expense	$48,905	$73,176	$224,827	$83,428
Summary Comparison of Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021
Revenues for the three months ended September 30, 2022 increased $47.4 million, or 16.6%, to $332.4 million, compared to $285.1 million for the three months ended September 30, 2021. The increase in revenues was driven by higher demand for services as clients execute on their digital transformation strategies. The majority of our revenues are generated from existing clients who are often expanding their usage of our services. Revenue recognized from our existing client base was approximately 84.0% for the three months ended September 30, 2022 and 85.1% for the three months ended September 30, 2021, with the remainder of our revenue attributable to new clients.
Our revenue growth primarily depends on our ability to retain and drive growth from existing clients. The net dollar retention rate was 119% for both the trailing twelve months ended September 30, 2022 and 2021. For a discussion of the factors impacting our net dollar retention rate, see "—Key Factors Affecting Our Performance—Net Dollar Retention Rate."
Income from operations for the three months ended September 30, 2022 increased $17.7 million, or 109.8%, to $1.6 million compared to loss from operations of $16.1 million for the three months ended September 30, 2021. Income from operations as a percentage of revenues for the three months ended September 30, 2022 was 0.5%, compared to loss from operations as a percentage of revenues of (5.6)% for the three months ended September 30, 2021. The increase was primarily driven by an increase in revenues of $47.4 million and decrease in stock-based compensation of $24.3 million, as previously discussed, partially offset by an increase in payroll expenses (excluding stock-based compensation) of $41.8 million.
Our effective tax rates for the three months ended September 30, 2022 and 2021 were (104.3)% and (2.6)%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of executive compensation expense in compliance with IRC §162(m), impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the three months ended September 30, 2022 and 2021, respectively. The change in the effective tax rate for the three months ended September 30, 2022 as compared to the prior year was primarily due to the non-deductibility of China SAFE RSUs and the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion. The negative effective tax rate for the three months ended September 30, 2022 and 2021 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Net loss for the three months ended September 30, 2022 increased $6.2 million to $31.4 million compared to $25.2 million for the three months ended September 30, 2021. The increase was primarily driven by increases in payroll expenses (excluding stock-based compensation) of $41.8 million, net realized and unrealized foreign currency loss of $11.2 million and income tax expense of $15.4 million, partially offset by a decrease in stock-based compensation of $24.3 million and an increase in revenues of $47.4 million.
Summary Comparison of Nine Months Ended September 30, 2022 with the Nine Months Ended September 30, 2021
Revenues for the nine months ended September 30, 2022 increased $202.3 million, or 25.8%, to $985.5 million, compared to $783.1 million for the nine months ended September 30, 2021. The increase in revenues was driven by higher demand for services as clients execute on their digital transformation strategies. The majority of our revenues are generated from existing clients or those expanding their usage of our services. Revenue recognized from our existing client base was approximately 89.4% for the nine months ended September 30, 2022 and approximately 89.9% for the nine months ended September 30, 2021, with the remainder of our revenue attributable to new clients.
Income from operations for the nine months ended September 30, 2022 decreased $117.3 million, or 231.2%, to a loss from operations of $66.6 million compared to income from operations of $50.7 million for the nine months ended September 30, 2021. Loss from operations as a percentage of revenues for the nine months ended September 30, 2022 was (6.8)%, compared to income from operations of 6.5% for the nine months ended September 30, 2021. The decrease was primarily driven by an increase in stock-based compensation of $141.4 million, as previously discussed, which includes $47.7 million related to the approval of China SAFE during the first quarter of 2022, and an increase in payroll expenses (excluding stock-based compensation) of $142.4 million. This was partially offset by an increase in revenues of $202.3 million.
Our effective tax rates for the nine months ended September 30, 2022 and 2021 were (19.0)% and 57.6%, respectively. The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of executive compensation expense in compliance with IRC §162(m), impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the nine months ended September 30, 2022 and 2021, respectively. The change in the effective tax rate for the nine months ended September 30, 2022 as compared to the prior year was primarily due to the non-deductibility of China SAFE RSUs and the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion. The negative effective tax rate for the nine months ended September 30, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the period.
Net income for the nine months ended September 30, 2022 decreased $132.8 million to a net loss of $121.3 million compared to net income of $11.5 million for the nine months ended September 30, 2021. The decrease in net income was driven by increases in payroll expenses (excluding stock-based compensation) of $142.4 million, stock-based compensation of $141.4 million, which includes $47.7 million related to the approval of China SAFE during the first quarter of 2022, net realized and unrealized foreign currency loss of $18.0 million, partially offset by an increase in revenues of $202.3 million.
Revenues
We continue to expand our international presence and nearshore capabilities in different geographies. For the three and nine months ended September 30, 2022, total revenues grew 16.6% and 25.8%, respectively, to $332.4 million and $985.5 million, respectively, compared to the same periods in the prior year. The increase in revenues was attributable to continued strong demand for our services, including strong growth across geographies and verticals, and expansion in our top fifty clients.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Technology and business services	$94,219	28.4%	$75,086	26.3%	$274,815	27.8%	$211,226	27.0%
Energy, public and health services	83,386	25.1%	71,556	25.1%	237,101	24.1%	205,465	26.2%
Retail and consumer	57,919	17.4%	57,723	20.3%	182,982	18.6%	146,647	18.7%
Financial services and insurance	55,004	16.5%	46,739	16.4%	173,139	17.6%	121,848	15.6%
Automotive, travel and transportation	41,919	12.6%	33,947	11.9%	117,457	11.9%	97,959	12.5%
Total revenues	$332,447	100.0%	$285,051	100.0%	$985,494	100.0%	$783,145	100.0%
During the three months ended September 30, 2022, we continued to see a healthy demand environment and multiple industries continued to sustain revenue growth. The technology and business services industry vertical grew by 25.5%, the automotive, travel and transportation industry vertical grew by 23.5%, and the financial services and insurance industry vertical grew by 17.7%, compared to the three months ended September 30, 2021. Revenue growth in these verticals was primarily driven by our clients executing on their digital transformation strategies.
During the nine months ended September 30, 2022, we continued to sustain revenue growth across the financial services and insurance; technology and business services; and retail and consumer industry verticals which grew by 42.1%, 30.1%, and 24.8%, respectively, compared to the nine months ended September 30, 2021. Revenue growth in these verticals was primarily driven by our clients executing on their digital transformation strategies.
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

The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
North America	$129,421	38.9%	$103,769	36.4%	$382,856	38.8%	$290,954	37.2%
APAC	108,353	32.6%	98,756	34.6%	320,233	32.5%	260,928	33.3%
Europe	79,937	24.1%	69,522	24.4%	239,466	24.3%	196,476	25.1%
LATAM	14,736	4.4%	13,004	4.6%	42,939	4.4%	34,787	4.4%
Total revenues	$332,447	100.0%	$285,051	100.0%	$985,494	100.0%	$783,145	100.0%
For the three and nine months ended September 30, 2022, we had revenue growth of 24.7% and 31.6%, respectively, in North America, with the United States contributing revenues of $121.1 million and $359.7 million, respectively, compared to $96.5 million and $275.0 million, respectively, for the same periods in 2021. The largest client demand came from the energy, public and health services vertical followed by the technology and business services industry vertical which was primarily driven by our clients executing on their digital transformation strategies. Further, our ability to retain existing clients and increase the level of services we provide resulted in revenue expansion.
For the three and nine months ended September 30, 2022, we had revenue growth of 9.7% and 22.7%, respectively, in APAC where the top revenue contributing customer location country was Australia with revenues of $38.4 million and $114.5 million, respectively, compared to $31.0 million and $83.7 million, respectively, for the same periods in 2021. The largest client demand came from the technology and business services industry vertical driven by increased client demand on digital transformation projects. We also saw impacts from the strengthening of the United States Dollar against the foreign currencies in APAC, particularly the Australian Dollar.
For the three and nine months ended September 30, 2022, we had revenue growth of 15.0% and 21.9% in Europe where the top revenue contributing customer location country was the United Kingdom with revenues of $32.3 million and $102.6 million compared to $30.0 million and $83.5 million for the same period in 2021. The largest client demand came from our automotive, travel and transportation industry vertical where certain automotive manufacturers and service providers continued to focus on digital transformation. We also saw impacts from the strengthening of the United States Dollar against the foreign currencies in Europe, particularly the Euro and the Great British Pound.
For the three and nine months ended September 30, 2022, we had revenue growth of 13.3% and 23.4%, respectively, in LATAM, compared to the same periods in 2021 with Brazil being our largest customer location. The largest client demand came from our retail and consumer vertical where our clients continued to focus on digital transformation.
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

The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Top five clients	$53,548	16.1%	$46,238	16.2%	$151,981	15.4%	$135,972	17.4%
Top ten clients	$84,569	25.4%	$77,186	27.1%	$248,670	25.2%	$216,094	27.6%
Top fifty clients	$217,445	65.4%	$199,103	69.8%	$636,708	64.6%	$552,803	70.6%
For the three and nine months ended September 30, 2022, revenues from our top five, ten and fifty clients experienced strong but slower growth compared to our reported revenue growth rate of 16.6% and 25.8% for the same periods, respectively. We continued to focus on opportunities with new and existing clients and further diversify our business. For the three months ended September 30, 2022, 16.0% of revenues came from new clients and 84.0% of revenues from existing clients, representing increases of 25.7% and 15.1% in revenues from new and existing clients, respectively. For the nine months ended September 30, 2022, 10.6% of revenues came from new clients and 89.4% of revenues from existing clients, representing increases of 32.2% and 25.1% in revenues from new and existing clients, respectively.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.5 billion and $1.2 billion for the trailing twelve months ended September 30, 2022 and 2021, respectively.
Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Cost of revenues	$236,007	$183,945	28.3%	$739,097	$471,047	56.9%
During the three and nine months ended September 30, 2022, cost of revenues (including stock-based compensation) increased 28.3% and 56.9%, respectively, compared to the three and nine months ended September 30, 2021. The increases were primarily driven by an increase in payroll expenses (excluding stock-based compensation) of $39.9 million and $127.2 million, respectively, due to higher headcount as we invested in additional talent to support growth and pay increases. The increase was also driven by an increase in stock-based compensation expense of $7.7 million and $126.7 million, respectively.
Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Gross profit	$96,440	$101,106	(4.6)%	$246,397	$312,098	(21.1)%
Gross margin	29.0%	35.5%		25.0%	39.9%

Our gross margin decreased by 6.5 percentage points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and 14.9 percentage points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increases in stock-based compensation of $7.7 million and $126.7 million, respectively, and payroll expenses (excluding stock-based compensation) of $39.9 million and $127.2 million, respectively. This was partially offset by revenue growth from increased demand for our services.
Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Selling, general and administrative expenses	$89,559	$113,019	(20.8)%	$297,587	$248,366	19.8%
For the three months ended September 30, 2022, SG&A expenses decreased 20.8% compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease in stock-based compensation expense of $31.9 million. SG&A expenses as a percentage of revenues was 26.9% for the three months ended September 30, 2022 compared to 39.6% for the three months ended September 30, 2021 due to improved efficiencies in the cost of delivering the general and administrative activities of our business.
For the nine months ended September 30, 2022, SG&A expenses increased 19.8% compared to the nine months ended September 30, 2021. The increase was driven by increases in payroll expenses (excluding stock-based compensation) of $15.2 million, stock-based compensation expense of $14.7 million and facility expenses of $7.4 million. SG&A expenses as a percentage of revenues was 30.2% for the nine months ended September 30, 2022 compared to 31.7% for the nine months ended September 30, 2021 due to improved efficiencies in the cost of delivering the general and administrative activities of our business.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Depreciation and amortization	$5,303	$4,173	27.1%	$15,364	$13,007	18.1%
The increase was primarily due to an increase in the amortization expense related to increased capitalized software development costs for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Interest expense	$5,871	$6,734	(12.8)%	$15,502	$20,316	(23.7)%
Interest expense is primarily related to our Term Loan and Revolver. The decrease for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to decreased borrowings and certain prepayments under our Credit Agreement.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands, except percentages)
Income tax expense	$16,027	$643	NM	$19,348	$15,605	24.0%
NM - not meaningful. See Note 5, Income Taxes, for additional discussion around forecasting uncertainties related to our income tax rate.
The Company’s income tax expense increased by $15.4 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021 primarily due to the unfavorable impact of excess tax deficiencies on stock-based compensation, valuation allowances on deferred tax assets of select foreign operations, capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion, and the non-deductibility of China SAFE RSUs and executive compensation expense in compliance with IRC §162(m). The Company's tax expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 benefited from the pre-tax loss recorded from IPO related stock-based compensation expense.
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
Non-GAAP Financial Measures
We define Adjusted Net Income as net (loss) income adjusted for unrealized loss on foreign currency exchange, stock-based compensation expense, employer payroll related expense on employee equity incentive plan, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, IPO-related costs, the change in fair value of contingent consideration, final tax assessment for closed operations and income tax effects of adjustments.
We define Adjusted EBITDA as net (loss) income adjusted to exclude income tax expense, interest expense, other income (expense), net, unrealized loss on foreign currency exchange, stock-based compensation expense, employer payroll related expense on employee equity incentive plan, depreciation and amortization expense, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, tender offer compensation expense that is considered one-time in nature, IPO-related costs and final tax assessment for closed operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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
•Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;
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

The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(31,391)	$(25,235)	$(121,287)	$11,502
Unrealized foreign exchange losses	15,446	1,393	24,953	3,912
Stock-based compensation	48,905	73,192	224,827	83,428
Amortization of acquisition-related intangibles	3,449	3,018	9,744	9,051
Acquisition costs (a)	1,742	450	3,044	7,936
Certain professional fees (b)	766	145	1,632	1,991
Non-recurring tender offer compensation expense (c)	—	—	—	2,715
IPO-related costs (d)	—	1,638	—	2,713
Employer payroll related expense on employee equity incentive plan (e)	2,950	—	6,447	—
Final tax assessment for closed operations (f)	—	—	258	—
Change in fair value of contingent consideration (g)	(2,955)	—	(2,427)	—
Income tax effects of adjustments (h)	(12,154)	(17,413)	(39,433)	(26,635)
Adjusted Net Income	$26,758	$37,188	$107,758	$96,613

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(31,391)	$(25,235)	$(121,287)	$11,502
Income tax expense	16,027	643	19,348	15,605
Interest expense	5,871	6,734	15,502	20,316
Other (income) expense, net	(2,056)	(162)	(1,731)	(306)
Unrealized foreign exchange losses	15,446	1,393	24,953	3,912
Stock-based compensation	48,905	73,192	224,827	83,428
Depreciation and amortization	8,905	7,661	25,561	21,702
Acquisition costs (a)	1,742	450	3,044	7,936
Certain professional fees (b)	766	145	1,632	1,991
Non-recurring tender offer compensation expense (c)	—	—	—	2,715
IPO-related costs (d)	—	1,638	—	2,713
Employer payroll related expense on employee equity incentive plan (e)	2,950	—	6,447	—
Final tax assessment for closed operations (f)	—	—	258	—
Adjusted EBITDA	$67,165	$66,459	$198,554	$171,514
Net (loss) income margin	(9.4)%	(8.9)%	(12.3)%	1.5%
Adjusted EBITDA Margin	20.2%	23.3%	20.1%	21.9%
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
(h)Adjusts for the income tax effects of the foregoing adjusted items.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$184,544	$368,209
Availability under Revolver	165,000	165,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	400,642	504,530
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
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $184.5 million and $165.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 14, Credit Agreements, in the notes to our consolidated financial statements included in the 2021 Annual Report for a discussion of our Term Loan and Revolver. As of September 30, 2022, we had $404.3 million outstanding under our Term Loan with an interest rate of 5.87% and no borrowings outstanding under the Revolver.
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
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin plus either (a) a base rate or (b) a LIBOR rate, at our option, subject to interest rate floors. Borrowings under the Revolver bear interest at a rate per annum equal to an applicable margin plus either (x) a base rate or (y) a LIBOR rate at our option. In addition to paying interest on outstanding borrowings under the Revolver, we are required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder and customary letter of credit fees. The applicable margins in respect of both the Term Loan and the Revolver are subject to adjustments based on our first lien leverage ratios and corporate family ratings. In the first quarter of 2022, the interest rate applicable to our Term Loan and our Revolver was permanently reduced by 25 basis points. See Note 1, “Recently Issued Accounting Pronouncements Not Yet Adopted” within Business and Summary of Significant Accounting Policies, for further additional discussion on the potential impact of the transition away from LIBOR.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of September 30, 2022, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$56,341	$95,499
Investing activities	(89,246)	(65,888)
Financing activities	(158,213)	(37,454)
Effect of exchange rate changes on cash and cash equivalents	(18,032)	(3,394)
Net decrease in cash and cash equivalents	$(209,150)	$(11,237)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2022 was $56.3 million compared to $95.5 million for the comparable period in 2021. The decrease in cash provided was primarily due to an increase in unbilled receivables as a result of increased revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and a decrease in accrued expenses and other liabilities driven by the payment of bonus, annual wage payment and commissions, partially offset by a decrease in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $89.2 million compared to $65.9 million in the same period in 2021. The increase was primarily attributable to the acquisition of Connected in the second quarter of 2022.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 was $158.2 million driven by the repayment of long-term debt of $105.4 million and withholding taxes paid related to the following: net share settlement on equity awards of $33.0 million, tender offer of $15.5 million and dividends previously declared of $10.0 million.
Net cash used in financing activities of $37.5 million during the nine months ended September 30, 2021 was primarily attributable to the repurchase of shares and vested options from our securityholders using the proceeds from the issuance of $720.0 million of preferred stock, partially offset by proceeds from an increase in our term loan which were subsequently used to pay a dividend to our securityholders in April 2021. Additionally, the increase was a result of the repayment of long-term debt of $234.9 million, offset by $314.7 million of net proceeds from our IPO.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
We recorded an acquisition purchase price liability of $14.0 million for contingent consideration related to the acquisition of Connected which is expected to be paid in the second quarter of 2023. The fair value of the liability as of September 30, 2022 was $10.6 million.
Refer to Note 3, Acquisitions, and Note 7, Leases, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further detail regarding the aforementioned contingent consideration and additional information related to our lease commitments.
There were no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2022 from the contractual obligations and commitments disclosed in the 2021 Annual Report.
Except as disclosed in “—Our Credit Facilities” and those mentioned above, we did not have other material contractual obligations for cash expenditures.
Future Capital Requirements
We believe that our existing cash and cash equivalents combined with our expected cash flow from operations will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, and due to our global operations, the value of cash generated may be adversely affected by fluctuations in foreign currency exchange rates. To the extent that existing cash and cash equivalents and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we incur new debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity or convertible debt securities, existing stockholders may experience dilution, and such new securities could have rights senior to those of our common stock. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth or otherwise require us to forego growth opportunities and could materially adversely affect our business, financial condition and results of operations. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the third quarter of 2022.
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

Date: November 14, 2022

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)