Form 10-K
period 2022-12-31
Thoughtworks Holding, Inc.
filed 2023-02-28
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 204.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recent completed second fiscal quarter, was $1.6 billion (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Select Market).
As of February 23, 2023, there were approximately 316,540,810 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 will be filed (and is hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

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
Risk Factor Summary
Important risk factors that could cause actual results to differ materially from our expectations include:
•our business has been, and may continue to be, adversely affected by volatile or uncertain operational, geopolitical, regulatory, legal and economic conditions;
•our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates;
•increases in wages, equity compensation and other compensation expenses could prevent us from sustaining our competitive advantage and increase our costs;
•our results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic;
•our effective tax rate could be materially adversely affected by several factors;
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
•our status as a “controlled company” grants us exemptions from certain corporate governance requirements;
•as a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock;
•we no longer qualify as an emerging growth company as defined in the JOBS Act and as such we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies;
•we may fail to comply with the rules that apply to public companies, which could result in sanctions or other penalties;
•provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders;
•provisions of our certificate of incorporation could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us; and
•a significant portion of our total outstanding shares may be sold into the market, which could cause the market price of common stock to drop.
For more information, see “Item 1A. Risk Factors.”
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to those are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” in this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.
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
The United Nations Sustainable Development Goals (SDGs) are aspirational in nature. The analysis involved in determining whether and how certain initiatives may contribute to the SDGs is inherently subjective and dependent on a number of factors. There can be no assurance that reasonable parties will agree on a decision as to whether certain projects or initiatives contribute to a particular SDG. Accordingly, investors should not place undue reliance on our application of the SDGs, as such application is subject to change at any time and in our sole discretion.

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
In the face of ongoing digital disruption, many companies lack the capabilities and talent necessary to keep pace with the accelerating rate of technological change. Thoughtworks has been a thought leader at the forefront of technology innovation for the past 29 years. We leverage our vast experience to improve our clients’ ability to flourish in the digital era.
We are a globally diversified business, with clients across all major verticals and geographies. Our global distributed agile delivery model operates where our clients are, with over 12,500 employees working across 18 countries on five continents, including North America, South America, Europe, Asia and Australia. Further, our unique, diverse and cultivating culture, with a reputation for technology excellence and thought leadership, enables us to attract and retain what we believe is the best talent in the industry. That is why our clients trust Thoughtworks as their premium digital transformation partner.
Global spending on digital transformation is forecast by International Data Corporation ("IDC") to reach $3.4 trillion in 2026.
Thoughtworks provides premium, end-to-end digital strategy, design and engineering services and we are well positioned to capitalize on this opportunity. We connect strategy to execution, using cross-functional teams to deliver value to our clients at scale. Our four global service lines provide specialized capabilities and thought leadership to drive digital transformation:
•Enterprise Modernization, Platforms & Cloud
•Customer Experience, Product & Design
•Data & Artificial Intelligence ("AI")
•Digital Transformation & Operations
Our unique service offerings, differentiated delivery, global talent and culture have enabled us to attract over 410 current clients, including global enterprises and technology disruptors. Our clients are highly diversified across industry verticals. We have relatively low client concentration, with only 24.7% of our revenues coming from our top 10 clients in 2022. Our deep client integration and senior executive relationships have enabled us to drive long-standing partnerships with our clients, as demonstrated by an average tenure of nine years across our top 10 clients by revenue in 2022. As a result, 87.2% of our revenues in 2022 were generated from existing clients.
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
We utilize a distributed agile delivery model, leveraging a broad base of high-quality, poly-skilled global technology talent. Our professionals seamlessly work with clients both where they are located and nearshore/offshore. Our local presence enables us to develop deep client intimacy and assimilate market context and knowledge. Blending our local presence with our nearshore/offshore capabilities allows us to innovate rapidly at scale. Our differentiated delivery model enables us to generate an average annual revenue per employee of over $100,000 in each of 2020, 2021 and 2022 (based on the average number of employees for the relevant year). For more information regarding our average annual revenue per employee in historical periods, see

"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Expanding our technical capabilities and client solutions."
Our differentiated approach is rooted in a unique culture that is championed by our global management team, which has an average tenure of 16 years. Our reputation for technology excellence, thought leadership and advocacy for social change enables us to attract what we believe is the best talent in the industry. Allied to this, our cultivating culture enables us to develop and retain talent. In addition, Thoughtworks is widely recognized for leading the technology industry through our efforts on diversity and inclusion. For example, 40% of our global management team are women or underrepresented gender minorities ("WUGM"). Thoughtworkers are incredibly engaged and loyal, as evidenced by our 2022 annual employee engagement survey, where our overall engagement remained consistent with 2021 at 8.7 which is in the top 25% for the technology sector. Our diversity and inclusion score increased to 9.0 which puts Thoughtworks in the top 5% in the sector. Our attrition rate of 12.0% for 2022 is lower than the industry average.
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
Our approach has enabled us to consistently grow our revenues and profits. In 2022, we reported revenues of approximately $1.3 billion, representing 21.1% year-over-year growth. Net loss for the full year was $(105.4) million compared to $(0.6) million in 2021. Adjusted EBITDA for the full year was $256.8 million representing year-over-year growth of 15.0%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures" for a definition of and a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, how we use Adjusted EBITDA and an explanation of why we consider this non-GAAP measure to be helpful for investors.
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
•2011—Published first edition of Thoughtworks Technology Radar, tracking new developments in technology across techniques, tools, platforms, languages, and frameworks.
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
•2018—Thoughtworks surpassed 5,000 Thoughtworkers.
•2019—Published the Digital Transformation Game Plan: 34 Tenets for Masterfully Merging Technology and Business and How to Move Beyond a Monolithic Data Lake to a Distributed Data Mesh.
•2020—Named strong performer in digital product development by Forrester Research Inc.; committed to the Valuable 500, the global movement putting disability on the business leadership agenda; awarded IT Vendor of the Year by the UK IT Industry Awards.

•2021—Surpassed $1 billion in annual revenues. Acquired Gemini and Fourkind; completed initial public offering (IPO) and began trading publicly on the NASDAQ.
•2022—Acquired Connected and Handmade; ranked in the top 25 most valuable and strongest IT services brands globally by Brand Finance; opened office in Vietnam; recognized as a Leader in Modern Application Development Services by Forrester Research.
Our Growth Strategies
We continue to differentiate ourselves as a leading global technology consultancy that drives digital innovation by leveraging the following key growth strategies:
•Deepen our relationships with existing clients. We have a successful track record of expanding our relationships with our existing clients. This is reflected in our total percentage of revenues from existing clients, which represented 87.2% in 2022. In addition, in 2022, we had 32 clients generating between $5 million and $10 million in revenues and 35 clients generating over $10 million. We intend to focus on larger, higher value projects. We believe we have a substantial opportunity to cross-sell additional services to our existing clients.
•Establish new client relationships. We believe there are significant untapped opportunities to win new clients across current and adjacent industry verticals and geographies. To that end, we increased the total number of clients to 416 in 2022 from 371 in 2021. Adding new clients has also enabled us to maintain relatively low client concentration with only 15.4% and 24.7% of our revenues coming from our top five and 10 clients, respectively, in 2022.
•Develop new technical capabilities and client solutions. For 29 years, we have been at the forefront of innovation, pioneering numerous innovative trends. We have built a thought leadership engine that we believe is consistently pioneering technology-driven business change. We accomplish this by giving our teams, who work in close proximity to our clients, autonomy to experiment with new technologies while solving complex client problems. When they discover new innovations, we give them resources to develop and harvest them, then scale them through our global delivery model.
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
•Pursue strategic, targeted acquisitions. Our historic growth has been predominantly organic and we expect this to continue. In 2022, we made two strategic acquisitions: (i) Handmade in Brazil to bolster and enhance our customer experience, product and design service line and (ii) Connected in Canada to advance our capabilities in solving business problems through product-led design processes, from defining the strategy to discovery and delivery. Going forward, we believe there is further opportunity to augment our growth by selectively pursuing acquisitions that broaden our service offerings, add leading talent, expand our client base and addressable market and enhance the depth of our capabilities in all of our verticals and geographies.
•Focused-geographic expansion. Thoughtworks has throughout its history expanded into key new countries, for instance we opened an office in Vietnam in 2022, and intend to continue to do so, as and when opportunities to do so make strategic sense.
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
•Poly-skilled, transformational and global talent. We believe we deliver transformational change to our clients through our differentiated and diversified talent base of over 12,500 Thoughtworkers. To achieve that, we hire poly-skilled, high-aptitude Thoughtworkers who can learn new skills quickly. We see this as a competitive advantage in the talent market.
•Global and distributed agile delivery with a strong local presence. We use highly skilled, distributed teams to deliver custom software projects more effectively and to give our over 410 clients access to the diverse talent they need. Our global delivery ensures our ability to meet our clients’ global demands, while our local presence provides us with specialized knowledge of the local market and culture, enabling us to work side-by-side with our clients in their time zones and languages on innovative and effective solutions.
•Award-winning and cultivating culture. Since our founding, we have relentlessly focused on evolving our culture, creating a differentiated brand that Thoughtworkers are proud to be a part of. We believe our culture not only drives higher quality work but also enables us to efficiently recruit and retain Thoughtworkers to drive growth.
•Experienced management team with a long history of working together. Our global management team has an average tenure of 16 years at Thoughtworks and the majority have been working together as a team for over a decade. Most of the team members have worked across multiple functions and geographies, giving the group a diverse and well-rounded experience-base on all facets of our business.
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
Diversity & Inclusion
Thoughtworks proudly and actively seeks to make itself and the technology industry more reflective and inclusive of the society that we serve. We believe that our culture encourages discourse and collaboration at all levels, as evidenced by our 2022 employee engagement survey: we scored 8.7 as an aggregated average across Thoughtworks.
Diversity and inclusion has been a core guiding principle since we were founded. As of December 31, 2022, 40% of our global management team and approximately 40.4% of our technologists identify as WUGM.
Our Recognition
Our differentiated culture has been widely recognized by the industry, earning us numerous awards, including:
•Thirteen of Thoughtworks’ countries now have the Great Place to Work certification. We are proud that we have achieved industry-leading Great Place to Work trust index scores, with a global average of 91%.

•In Q4 2022, our overall global Glassdoor rating is 4.47, higher than the Glassdoor rating for the IT services sector of 3.95.
Attracting Talent
Our employee brand is strong in the market and in 2022, we had approximately 225,000 applications for roles. Our recruitment capability is a source of key differentiation, with 99.99% of all hires being recruited internally through our recruitment and recruitment marketing teams on a 30/30/30 model — with a goal of 30% referrals, 30% direct applicants and 30% sourced, with the help of channels like Access Thoughtworks, our online community for career development and job opportunities.
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
Training Talent
As a pioneer of agile and extreme programming practices, in 2005 we set up Thoughtworks University, our immersive entry-level program for new hires. This provides guidance on career coaching and progression, ensuring our newest Thoughtworkers have the full toolset required for them to build long-term careers at Thoughtworks. As of December 2022, there have been approximately 4,100 graduates from Thoughtworks University since its inception, including 62% WUGM in 2022.
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
Our Global Distributed Agile Delivery Model
Thoughtworks is a global business, operating as a single organization, with consistent global capabilities, regardless of country. We have a broad geographical presence with proven capabilities in key regions. As of December 31, 2022, we have 9.6% of our employees in North America, 14.3% in Europe, 15.5% in Latin America ("LATAM") and 60.6% in Asia-Pacific ("APAC").
Our blended delivery model means we are able to partner with our clients in ways that suit them. By offering a combination of onshore and nearshore/offshore talent, we are able to deliver the services our clients need, while balancing costs and proximity considerations.
Our Clients
During 2022, we served over 410 clients ranging from large, global enterprises to technology disruptors, who utilized our services and talent to help them evolve the digital capabilities within their organizations. We have a diversified client base spanning a range of geographies and industry verticals. In 2022, our revenues as a percentage of total revenues were as follows across geographies: 38.9% North America; 32.4% APAC; 24.4% Europe; and 4.3% LATAM. In addition, in 2022, our revenues as a percentage of total revenues were as follows across industry verticals: 27.8% technology and business services; 24.4% energy, public and health services; 18.3% retail and consumer; 17.1% financial services and insurance; and 12.4% automotive, travel and transportation. Additionally, our top five and 10 clients in 2022 represented just 15.4% and 24.7%, respectively, of our revenues.
We have long-term and trusted relationships with our clients. In 2022, 87.2% of our revenues came from existing clients and our 10 largest clients in 2022 have been clients with us for an average of nine years. We look to partner with clients who recognize the importance of technology as a central component of their business strategy. With that shared understanding, we engrain ourselves in their organizations and collaborate with them to translate that strategy into higher business value over the long term.
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
In 2022, we invested in our outbound demand generation capacity, increasing our ability to win new business.
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
The investment in our Digital Experience Platform—including the implementation of a new customer relationship management system and migration to a new content management system—has strengthened our ability to reach and influence our target business executive audience, support account growth with personalized account-based marketing and collate real-time insights to inform our go-to-market strategy.
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

Thoughtworks Technology Radar and Thoughtworks Looking Glass
Published twice a year over the past 13 years and now in its 27th edition, Thoughtworks Technology Radar has become the go-to guide for software developers. It helps technologists keep up with the rapid innovation and the ever-evolving technology landscape. The publication received endorsements from Porsche, Redgate and REA Group.
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
Environment and Social Impact
Environment
Thoughtworks is passionate about sustainability and the environment, and has a long-standing commitment to creating positive social change through our technology contributions. This includes in May 2021, co-founding the Green Software Foundation, along with Microsoft, GitHub, Accenture and the Linux Foundation, which seeks to build a trusted ecosystem for green software. In 2019, Thoughtworks committed to set near-term company-wide emission reductions targets for which we are currently coordinating validation from the Science Based Targets initiative ("SBTi").
Social Impact
Diversity and inclusion has been a guiding principle since we were founded as evidenced by our 2022 employee engagement survey: Our diversity and inclusion score increased to 9.0 which, according to Peakon surveys, puts Thoughtworks in the top 5% in the sector. As of December 31, 2022, 42.8% of Thoughtworkers globally were WUGM.
We work with communities around the world on over 70 initiatives, and strive to make significant contributions to the United Nations ("U.N.") Sustainable development goals ("SDGs"), particularly goals three (good health and well-being), five (gender equality), nine (industry, innovation and infrastructure), 10 (reduced inequalities) and 13 (climate action). We believe that our social impact ethic is a key pillar of our culture and business and is considered a board-level priority. Thoughtworkers seek to undertake transformational social impact projects around the world. An example of this is the work we do in support of the Digital Public Goods Alliance, whose mission is to promote digital public goods to create a more equitable world. In 2022, Thoughtworks joined the United Nations Global Compact. We believe the ten UN Global Compact principles are reflected in our company purpose and we intend to make incorporating these principles into our strategies, policies and procedures a board-level priority.
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

Key Technology Industry Trends Driving Digital Transformation
A number of key industry trends are driving spending for digital transformation:
•Platforms as products: Delivering value through customer focus. To be truly effective and transformative, platforms must be designed and delivered with a relentless commitment to end-user value.
•Hostile tech: Confronting challenges in security, ethics and privacy. Successful innovation requires a strong commitment to mitigating the potential risks of new technologies.
•Partnering with AI: Making machine intelligence mainstream. Businesses must consider where and how to embed machine learning capabilities, ensuring a tangible impact.
•Making the metaverse: Exploring the frontiers of digital interaction. Emerging technologies, such as extended and augmented reality, are enabling new forms of connection inside organizations and across the wider economy.
•Evaluating Web3: Navigating the internet’s possible futures. The future of the internet is still taking shape; leaders must make smart and informed choices about their participation.
•Accelerating sustainability: Responding to the climate crisis with technology. Technology is not only an important area for sustainable transformation, it can also help drive it.
Our Market Opportunity
As companies struggle to keep pace with this accelerating rate of technological innovation, they need to rely on service providers to drive digital transformation, creating a massive market opportunity. According to IDC, global spending on digital transformation is forecast to reach $3.4 trillion in 2026.
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
We have invested and plan to continue to invest in research and development to enhance our domain knowledge and create complex, specialized solutions for our clients. We have registered (or applied for registration of) the trademark “Thoughtworks” in over fifteen jurisdictions, including the United States, the European Union and the United Kingdom, as of December 31, 2022. We have developed several tools, including consulting frameworks and software applications, that we use to deliver digital services to our clients. We have also secured patent protection for certain internal asset tracking and human machine interaction designs. In addition, to ensure we maintain the ability to engage with our clients, employees and the public, we have registered and maintained dozens of domain names.
We do not believe that any individual intellectual property right, other than our rights in our name and logo, is material to our business.
Government Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations. Several foreign and U.S. federal and state agencies regulate various aspects of our business. We are subject to laws and regulations in the United States and other countries in which we operate, including export-import restriction and regulations, economic and trade sanctions, anti-corruption laws, and privacy laws and regulations like the California Consumer Privacy Act (CCPA), the California Privacy Rights Act ("CPRA") and the General Data Protection Regulation (GDPR), among others. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
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
Risks Related to Our Global Operations
Our business has been, and may continue to be, adversely affected by volatile or uncertain operational, geopolitical, regulatory, legal and economic conditions.
Global macroeconomic conditions have, and may continue to, impact us and our clients’ businesses. Volatile economic conditions, including a potential recession, may continue to undermine business confidence in the markets in which we operate. We have seen, and may continue to see, clients reducing or deferring their spending on new initiatives and technologies. In addition, we have experienced, and may continue to experience, clients reducing, delaying or eliminating spending under existing contracts with us, which negatively affects our business.
Ongoing economic volatility and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue pipeline. Furthermore, it may take some time for the effects and changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty, including as a result of increasing geopolitical tensions, inflation, increasing energy costs, economic downturns, changes in global trade policies, global health emergencies and their impact on us, our clients and the industries we serve, could have a significant negative impact on our results of operations. Furthermore, the hyper-growth period experienced in the global technology industry during the COVID-19 pandemic may slow and return to normal.
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
We have significant operations in China. While we believe that our unique position in the Chinese market presents long-term opportunities, doing business in China has increased risks given the uncertainties around domestic legislation, foreign policy, trade policy and international relations. Our reliance on our employees in China to help deliver our services to clients world-wide presents the risk that clients may refuse to accept, or may be prohibited from accepting, services originating from China. Furthermore, we face the risk that our business operations in China will be impacted by government regulations and/or foreign sanctions. Escalation of current geopolitical tensions may implicate China and could increase the risk of government regulations and/or foreign sanctions and imposition of export controls and import restrictions. In addition, our information technology systems may be at risk of being blocked from our world-wide operations. Ongoing human rights concerns in China may result in boycotts of our services or client requests not to use Chinese operations to support their projects.
Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates.
Our functional currency is the U.S. dollar. However, we are exposed to foreign currency exchange transactions related to our non-U.S. operations. Our profit margins are subject to volatility as a result of changes in foreign exchange rates. Significant fluctuations in currency exchange rates have had, and may continue to have, a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors could also materially impact our results. See “Item 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”
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
The COVID-19 pandemic has created widespread economic disruption and uncertainty, including as it relates to our operations, our people’s ability to work and demand for our services and solutions. The extent to which the COVID-19 pandemic will continue to further impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic, including the development of new and unique variants of COVID-19; governmental, business and individuals’ responses or planned responses to the pandemic, including availability, adoption, efficacy and administration rates of vaccines; the impact of the pandemic on economic activity and any ongoing or future governmental interventions; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including travel restrictions; our ability to acquire new clients or deepen relationships with our existing clients due to budgetary constraints or changes in business strategy at our clients as a result of the COVID-19 pandemic; the ability of our clients to pay in a timely manner, if at all, for our services and solutions with or without discounts requested by our clients; bankruptcy or other insolvency procedures among our clients; and closures of our and our clients’ offices and facilities.
We have also experienced higher than normal employee absentee rates due to illness, family medical leave and bereavement leave. For example, we have seen more of our employees unable to work during a more localized surge of COVID-19 cases. Such a surge, if sufficiently widespread, could materially impact our operations. In addition, government policies may result in periodic lock-downs, border closures, supply chain disruptions and employee absenteeism, which could have an impact on our business directly or may affect our clients and their engagement with us. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section of this Annual Report.
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
Historically, a significant percentage of our revenues has come from our existing client base. For example, during the fiscal year ended December 31, 2022, 87.2% of our revenues came from Existing Clients (as defined elsewhere in this Annual Report). However, the volume of work performed for a specific client is likely to vary from year to year, especially since we generally do not have long-term commitments from our clients and are often not our clients’ exclusive technology services provider. A client in one year may not provide the same level of revenue for us in any subsequent year. Further, one or more of our significant clients could be acquired, and there can be no assurance that the acquirer would choose to use our services in respect of such clients to the same degree as previously, if at all.
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
•economic uncertainty;
•financial difficulties;
•corporate restructuring, or mergers and acquisitions activity;
•our inability to complete our contractual commitments and bill and collect our contracted revenues;
•change in strategic or operational priorities, resulting in elimination of the project or a reduced level of technology-related spending;
•change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors;
•replacement of existing software with packaged software supported by licensors; and
•uncertainty and disruption to the global markets due to including, but not limited to, public health pandemics, such as the ongoing COVID-19 pandemic, war, inflation, supply chain slowdown, and increasing energy prices.
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
We have experienced, and may in the future experience, a long selling cycle for our services. Our sales cycle is defined as the elapsed time between the date of opening a qualified client opportunity and the date the opportunity is closed with an agreement to provide services to the client, and is on average 87 days. Before potential clients commit to use our services, they require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to select another service provider or in-house resources to perform the services, the timing of our clients’ budget cycles, and client procurement and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it could negatively affect the timing of our revenues and our revenue growth. In certain cases, we may begin work and incur costs prior to executing a contract, which may cause fluctuations in recognizing revenues between periods or jeopardize our ability to collect payment from clients.
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
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We maintain provisions against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. We may not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as a global recession, could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy. Such conditions could cause clients to delay payment, request modifications of their payment terms, or default on their payment obligations to us, all of which could increase our receivables balance. Timely collection of fees for client services also depends on our ability to complete our contractual commitments and subsequently bill for and collect our contractual service fees. If we are unable to meet our contractual obligations, we might experience delays in the collection of or be unable to collect our client balances, which would adversely affect our results of operations and could adversely affect our cash flows. In addition, if we experience an increase in the time required to bill and collect for our services, our cash flows could be adversely affected, which in turn could adversely affect our ability to make necessary investments and, therefore, our results of operations.
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
•balancing our hiring patterns with anticipated demand for our services; and
•improving our internal administrative, operational and financial infrastructure.
We intend to continue our expansion and pursue available opportunities for the foreseeable future. As we introduce new services, enter into new markets, integrate corporate acquisitions, and take on increasingly innovative projects, often implementing or introducing new technologies to our clients, our business may face new risks and challenges. If our clients do not choose us for innovative projects or we do not effectively manage those projects, our reputation, business and financial goals may be damaged. We need to generate business and revenues to support new investments and infrastructure projects. We risk inaccurately estimating our human capital needs, which may result in having personnel with the wrong skill sets in our business, having an excess in personnel or deficiency in certain specialized skills sets and as a result we may need to recalibrate our workforce including adjusted hiring patterns and undertaking periodic workforce reductions. Furthermore, inaccurately assessing human capital needs may, and which in the past has resulted, and in the future may result, in workforce reductions. The challenges associated with expansion could negatively impact our anticipated growth and margins. As a result, our business, prospects, financial condition and results of operations could be materially adversely affected.
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
We believe a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team and developing our leaders. Our culture has evolved over time, including in ways that may be unforeseeable or unfavorable to us. As we develop the infrastructure of a public company, our operations may need to change to support that infrastructure. In particular, we are committed to a business culture that promotes intentional sharing of business information and decision-making processes so that our team members are engaged and invested in our mission and operational success. Due to certain operational changes needed to become a public company, we may find it difficult to maintain important aspects of our corporate culture. Further, we may have difficulties maintaining our culture in our on-going environment where employees are working remotely.
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
Any significant growth in the market for our services or solutions or our entry into new markets may require an expansion of our employee base for managerial, operational, financial and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. If we experience a period of stagnation or contraction, we may be required to reassess our staffing needs and consider workforce reductions.
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
The market for technology services and solutions is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards and we expect competition to intensify. Our success depends on creating software services and solutions that deeply connect our clients with consumers and employees. For example, if we are unable to anticipate technology developments, enhance our existing services or develop and introduce new services to keep pace with such changes and meet changing client needs, we may lose clients and our revenues and results of operations could suffer. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunities, are not effectively brought to market or are commoditized. Existing and new competitors may be able to offer engineering, design and innovation services that are, or that are perceived to be, substantially similar or better than those we offer, or they may offer such services at a discounted rate. In addition, our competitors may have greater financial, technical and other resources and greater name recognition than we do. Certain competitors may also have, or over time will have, a stronger presence in certain geographic markets. We may also face competition from in-house development by our clients, academic and government institutions, and the open-source community who may offer similar solutions or an adequate substitute for our services and solutions. These factors may force us to compete on other fronts in addition to the quality of our services and to expend significant resources in order to remain competitive, which we may be unable to do.
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
We are subject to laws and regulations in the U.S. and other countries in which we operate, including export-import restrictions and regulations, economic and trade sanctions, and the Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control ("OFAC)" and other regulatory bodies that may have jurisdiction of aspects of our operations from time to time have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, industry sectors, organizations and individuals. We are also subject to the FCPA and anti-bribery and anti-corruption laws in other countries, all of which prohibit companies and their intermediaries from bribing government officials and other business partners for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
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
Our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational risks and legal liability.
Our brand and reputation are also associated with our public commitments to various ESG initiatives, including our goals relating to sustainability and inclusion and diversity. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our clients or potential clients, governments or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.
Increasing focus on ESG matters from regulators, investors and consumers has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, legal and regulatory requirements requiring climate, human rights and supply chain-related disclosures and changing consumer preferences and buying practices. If we fail to comply with new laws, regulations or reporting requirements or keep pace with ESG trends and developments or fail to meet the expectations of our clients and investors, our reputation and business could be adversely impacted. Further, if new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders.

In addition, organizations that provide information to investors on ESG performance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions, and thus unfavorable ESG ratings could have a negative impact on our stock price and our access to and costs of capital.

Further, while we have certain ESG initiatives, goals and commitments, including in relation to sustainability and inclusion and diversity, there can be no assurance that investors and other stakeholders will determine that these programs are sufficiently robust. There can be no assurance that we will be able to accomplish any announced goals related to such initiatives, as statements regarding our ESG-related goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Our ability to achieve our ESG commitments, including our goals relating to sustainability and inclusion and diversity, is also subject to numerous risks, many of which are outside of our control. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future as well as additional costs and administrative burden that may result from compliance efforts in connection with such evolving standards.
Risks Related to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2022, we had $402.5 million outstanding under our senior secured term loan provided for under the Term Loan and $300.0 million of availability under our Revolver (as defined below). Our debt service obligation includes the payment of interest expense. Failure to pay on our obligations could trigger an event of default, the consequences of which are explained herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities.” Our indebtedness, and any future indebtedness we may incur, could require us to divert funds identified for other purposes for debt service, which could adversely affect our business and growth prospects.
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition and results of operations.
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
In addition, the Credit Agreement currently uses London Interbank Offered Rate (LIBOR) as a reference rate for the Term Loan and the Secured Overnight Financing Rates (SOFR) as a reference rate for the Revolver. It is expected that US banks will phase LIBOR out as a benchmark for loans by mid-2023. The Credit Agreement allows us to continue to use LIBOR for the Term Loan until that time with the option to switch to SOFR prior to the LIBOR phase out. While the Credit Agreement includes LIBOR replacement provisions, it is impossible to predict the effect of LIBOR being phased out on our interest expense or financial condition generally.
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
The Apax Funds indirectly beneficially own approximately 62.6% as of December 31, 2022, of our common stock. As a result, the Apax Funds are able to control the election and removal of directors on the Board and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws, and other significant corporate transactions for so long as the Apax Funds and their affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. Even when the Apax Funds cease to own shares of our stock representing a majority of the total voting power, for so long as the Apax Funds continue to own a significant portion of our stock, the Apax Funds will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Apax Funds will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Apax Funds continue to beneficially own a significant percentage of our stock, the Apax Funds could cause or prevent a change of control of the Company or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We no longer qualify as an emerging growth company as defined in the JOBS Act and as such we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies.
We are no longer able to continue to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
In addition to the Apax Funds’ beneficial ownership of 62.6% as of December 31, 2022, of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
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
A significant portion of our total outstanding shares may be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, pursuant to a Registration Rights Agreement, certain holders of shares of our common stock, including the Apax Funds, have the right, in certain circumstances, to require us to register shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable under the Securities Act.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are leased and located at 200 E. Randolph Street, in Chicago, Illinois. We also lease additional office space domestically in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Denver, Colorado; New York, New York; and San Francisco, California. In addition, we lease office space in various international locations, including offices in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, India, Italy, Netherlands, Romania, Singapore, Spain, Thailand, the United Kingdom and Vietnam.
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
Holders of Record
As of February 23, 2023, there were 18 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
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
The following graph and related information shows a comparison of the change in the cumulative total return of our common stock, the Nasdaq Composite Index and the S&P 500 Information Technology Index, between September 15, 2021 (the date our common stock commenced trading on Nasdaq) and December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2022.
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
A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 is presented below. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022.
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are over 12,500 Thoughtworkers strong across 50 offices in 18 countries. Over the last 25+ years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
In April 2022, we completed the acquisition of Connected Lab Inc. ("Connected"), an end-to-end product design and development firm, which will advance our capabilities in solving business problems through product-led design processes, from defining the strategy to discovery and delivery. Refer to Note 3, Acquisitions, for further detail.
In August 2022, we completed the acquisition of Handmade Design, an innovation through design consultancy, which will add premium customer experience ("CX") and product design capacity and capabilities in Brazil for the benefit of clients and end users worldwide. The effect of this acquisition was not material on the Company’s consolidated financial statements.
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

Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,296,238	$1,069,945	$803,375
Revenue Growth Rate as reported (1)	21.1%	33.2%	4.0%
Revenue Growth Rate at constant currency (1)	26.8%	29.3%	5.1%
Net (loss) income	$(105,393)	$(575)	$78,973
Net (loss) income margin	(8.1)%	(0.1)%	9.8%
Adjusted Net Income (2)	$139,911	$125,400	$86,383
Adjusted EBITDA (3)	$256,793	$223,247	$153,193
Adjusted EBITDA Margin (3)	19.8%	20.9%	19.1%
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the year ended December 31, 2022, we reported revenue growth of 21.1% over the prior year. Acquisitions completed in the last twelve months contributed approximately 2% to revenue growth for the year ended December 31, 2022. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the year ended December 31, 2021, we would have reported revenue growth of 26.8%. The negative impact to revenues, from foreign currencies, was due to the appreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Net (Loss) Income, Net (Loss) Income Margin and Adjusted Net Income
For the year ended December 31, 2022, the $104.8 million increase in net loss and 8.0 percentage point increase in net loss margin as compared to 2021 were driven by increased stock-based compensation expense of $121.6 million, which includes (a) $24.0 million of recurring RSU expense primarily related to the annual grant and (b) $97.6 million of nonrecurring expense mainly related to option and RSU expense from the IPO. The increases in net loss and net loss margin were also driven by increased payroll expense

(excluding stock-based compensation) of $162.2 million due to our investment in additional headcount to support revenue growth. These increases were partially offset by revenue growth reflecting strong demand for our services and our continued focus on obtaining new clients and growing our existing client relationships. For more information, see “—Results of Operations.” We consider net income margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the year ended December 31, 2022, the increase in Adjusted Net Income as compared to 2021 of $14.5 million, or 11.6%, was due to higher revenues as a result of strong demand for our services, partially offset by increased payroll expense (excluding stock-based compensation) to support revenue growth.
Adjusted EBITDA and Adjusted EBITDA Margin
For the year ended December 31, 2022, the $33.5 million, or 15.0%, increase in Adjusted EBITDA compared to 2021 was due to higher revenues, partially offset by and higher payroll expense (excluding stock-based compensation) as a result of headcount growth.
The 110 basis point decrease in Adjusted EBITDA Margin as compared to 2021 was primarily due to decreased utilization with growth in our cost of services wages outpacing our revenue growth which was offset by increased efficiency in SG&A expenses.
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
Ability to retain and expand existing client relationships
For the year ended December 31, 2022, we served over 410 clients, which we define as clients with spend in excess of $25,000 within the preceding fiscal year, many of whom we work with across multiple geographies. We actively manage our client portfolio and target clients where we believe there is opportunity to develop long-term relationships and drive significant growth. Accordingly, for the years ended December 31, 2022 and 2021, 87.2% and 86.5%, respectively, of our revenues were derived from existing clients, which we define as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year, representing increases of 14.5% and 22.2% in revenues from new and existing clients, respectively. For the year ended December 31, 2022, 35 clients generated greater than $10 million in revenues, a 16.7% increase compared to 30 clients for the prior year.
While we continue to derive a substantial part of our overall revenues from existing clients, we maintain relatively low client concentration among our largest clients. For the year ended December 31, 2022, we experienced strong growth in our top five, ten and fifty clients and a continued diversification of our business. Revenues from our top five, ten and fifty clients as a percentage of total revenues were 15.4%, 24.7% and 64.1%, respectively, for the year ended December 31, 2022 compared to 16.8%, 27.3% and 69.0%, respectively for the year ended December 31, 2021.
Net Dollar Retention Rate
We also utilize the net dollar retention rate to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth, and it measures our ability to continually offer and deliver innovative services to our clients. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The net dollar retention rate is calculated by dividing (a) the current period revenue from existing clients by (b) the prior comparative period revenue from existing clients.
The net dollar retention rate was approximately 109% and 126% for the years ended December 31, 2022 and 2021, respectively. The decrease was driven by pauses in ongoing engagements and slower engagement growth due to some clients impacted by budget pressures in the second half of 2022.

Ability to acquire new clients
We intend to continue to acquire new clients through programs designed to generate new business demand and position us as a trusted partner. Winning new business in existing and new geographies and industry verticals is a critical component of our growth strategy. Dedicated new business teams work with marketing using data-driven approaches to focus on client acquisition efforts. In 2022, we invested in our outbound demand generation capacity, increasing our ability to win new business. Commensurately, our total number of clients increased to 416 as of December 31, 2022 from 371 as of December 31, 2021, as we saw increased demand for our global services. Going forward, we may also add new clients, including in new geographies and industry verticals, through selective strategic acquisitions.
Expanding our technical capabilities and client solutions
We combine strategy, design and software engineering expertise to offer premium, end-to-end solutions to our clients. Our value proposition is based on our thought leadership and expertise across innovative new technologies, differentiated client solutions across our service lines and local and nearshore capabilities (i.e., those delivered from nearby countries in similar time zones) and offshore capabilities (i.e., those delivered from distant countries in different time zones). Our premium position enabled us to drive average revenue per employee of approximately $108,000 for 2022, compared to approximately $116,000 for 2021. The decrease compared to 2021 was driven by the negative impact from foreign currency translation, geographic mix and decreased utilization. We believe our average revenue per employee is meaningfully higher than all our pure-play competitors. We define average revenue per employee as total revenues for the period divided by the average number of employees in such period. Our ability to continue delivering premium and innovative services to our clients depends on evolving our technical and engineering capabilities.
Ability to recruit and retain talent
To provide services to our clients, we must efficiently hire, train and retain skilled professionals without compromising on the high standards we set for our people. We believe our ability to attract and retain top talent drives high client satisfaction and enables us to deliver on strong client demand to generate growth. Apart from driving high client satisfaction, lower attrition leads to lower hiring and training costs and increased productivity. For 2022, our voluntary attrition rate was 12.0%, down from 15.1% for 2021. We believe the decrease in attrition and thus higher retention was due to technology industry hiring trends and our unique culture, focus on career development, intensive training programs and interesting work opportunities. We increased our total number of employees to over 12,500 as of December 31, 2022.
Ability to optimize our global delivery
We have a global footprint with the ability to deliver services from multiple geographic regions. As of December 31, 2022, 9 out of our top 10 clients by revenue relied on Thoughtworks’ delivery from more than one region. We utilize a blended delivery model, which means we are able to offer a combination of local talent with nearshore/offshore talent, allowing us to maintain close proximity to our clients for context and local market knowledge, while driving rapid and high-quality delivery at scale.
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
Cost of Revenues
Cost of revenues consists primarily of personnel and related costs directly associated with professional services, including salaries, bonuses, fringe benefits, stock-based compensation, project related travel costs, and costs of contracted third-party vendors. Also included in cost of revenues is depreciation attributable to the portion of our property and equipment utilized in the delivery of services to our clients.
Gross Profit and Gross Margin
Gross profit represents revenues less cost of revenues. Gross margin represents gross profit as a percentage of revenues.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities (including operating leases), advertising and other promotional activities.
Depreciation and Amortization
Depreciation and amortization consist primarily of depreciation of fixed assets, amortization of capitalized software development costs (internal-use software) and amortization of acquisition-related intangible assets.
Other (Expense) Income
Other (expense) income consists of interest expense, impacts from foreign exchange transactions, gains (losses) on the sale of assets, gains related to the sale and settlement of trade receivables, change in fair value of contingent consideration and the write-off of deferred financing fees.
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

Results of Operations
The following table sets forth a summary of our consolidated results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,296,238	$1,069,945	$803,375
Operating expenses:
Cost of revenues (1)	950,305	669,681	475,560
Selling, general and administrative expenses (1)	372,761	333,904	189,850
Depreciation and amortization	20,484	17,599	17,479
(Loss) income from operations	(47,312)	48,761	120,486
Other (expense) income:
Interest expense	(22,461)	(25,456)	(25,767)
Net realized and unrealized foreign currency (loss) gain	(5,405)	(5,469)	7,175
Other income (expense), net	610	(1,671)	185
Total other (expense) income	(27,256)	(32,596)	(18,407)
(Loss) income before income taxes	(74,568)	16,165	102,079
Income tax expense	30,825	16,740	23,106
Net (loss) income	$(105,393)	$(575)	$78,973
Effective tax rate	(41.3)%	103.6%	22.6%
(1)Includes stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$176,046	$60,678	$—
Selling, general and administrative expenses	73,869	67,624	2,020
Total stock-based compensation expense	$249,915	$128,302	$2,020
Summary Comparison of the Year Ended December 31, 2022 with the Year Ended December 31, 2021
Revenues
We continue to expand our international presence and nearshore capabilities in different geographies. For the year ended December 31, 2022, total revenues grew 21.1% to $1,296.2 million compared to $1,069.9 million for the prior year. The increase in revenues was attributable to continued strong demand for our services, including strong growth across geographies and verticals, and expansion in our top fifty clients.

Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022		2021
Technology and business services	$360,117	27.8%	$288,709	27.0%
Energy, public and health services	316,478	24.4%	275,279	25.7%
Retail and consumer	236,731	18.3%	203,193	19.0%
Financial services and insurance	221,748	17.1%	170,492	15.9%
Automotive, travel and transportation	161,164	12.4%	132,272	12.4%
Total revenues	$1,296,238	100.0%	$1,069,945	100.0%
During the year ended December 31, 2022, we continued to see a healthy demand environment and strong revenue growth. The financial services and insurance industry vertical grew by 30.1%, technology and business services by 24.7%, and automotive, travel and transportation by 21.8%, respectively, compared to the year ended December 31, 2021. Revenue growth in the financial services and insurance and technology and business services verticals was driven by enterprise modernization, platforms and cloud while growth in the automotive, travel and transportation vertical was driven by customer experience, product and design.
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
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022		2021
North America	$503,948	38.9%	$396,491	37.1%
APAC	419,982	32.4%	358,596	33.5%
Europe	315,875	24.4%	267,121	25.0%
LATAM	56,433	4.3%	47,737	4.4%
Total revenues	$1,296,238	100.0%	$1,069,945	100.0%
For the year ended December 31, 2022, we had revenue growth of 27.1% in North America, with the United States contributing $474.3 million of our North America revenues, compared to $372.8 million for the same period in 2021. The largest client demand came from the energy, public and health services and technology and business services industry verticals.
For the year ended December 31, 2022, we had revenue growth of 17.1% in APAC where the top revenue contributing customer location country was Australia with revenues of $148.3 million compared to $116.5 million for the same period in 2021. The largest client demand came from the technology and business services industry vertical. We saw a negative impact to revenue from the strengthening of the United States Dollar against the foreign currencies in APAC, particularly the Australian Dollar.
For the year ended December 31, 2022, we had revenue growth of 18.3% in Europe where the top revenue contributing customer location country was the United Kingdom with revenues of $132.6 million compared to $115.2 million for the same period in 2021. The largest driver of client demand came from our automotive, travel and transportation industry vertical. We saw a negative impact to revenue from the strengthening of the United States Dollar against the foreign currencies in Europe, particularly the Euro and the Great British Pound.

For the year ended December 31, 2022, we had revenue growth of 18.2% in LATAM, with Brazil being our largest customer location. The largest driver of client demand came from our retail and consumer vertical.
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
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022		2021
Top five clients	$199,837	15.4%	$179,755	16.8%
Top ten clients	$320,580	24.7%	$291,787	27.3%
Top fifty clients	$830,614	64.1%	$737,829	69.0%
For the year ended December 31, 2022, revenues from our top five, ten and fifty clients experienced strong but slower growth compared to our reported revenue growth rate of 21.1%. We continued to focus on opportunities with new and existing clients and further diversified our business. For the year ended December 31, 2022, 12.8% of revenues came from new clients and 87.2% of revenues from existing clients, representing increases of 14.5% and 22.2% in revenues from new and existing clients, respectively.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.4 billion and $1.5 billion for the years ended December 31, 2022 and 2021, respectively.
Cost of Revenues

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Cost of revenues	$950,305	$669,681	$280,624	41.9%
For the year ended December 31, 2022, cost of revenues (including stock-based compensation) increased 41.9% compared to 2021. This increase was primarily driven by an increase in payroll expense (excluding stock-based compensation) of $150.3 million due to higher headcount as we invested in additional talent to support growth and an increase in stock-based compensation expense of $115.4 million.

Gross Profit and Gross Margin

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Gross profit	$345,933	$400,264	$(54,331)	(13.6)%
Gross margin	26.7%	37.4%
Our gross margin decreased by 10.7 percentage points for the year ended December 31, 2022 compared to 2021 primarily due to an increase in stock-based compensation expense of $115.4 million and payroll expense (excluding stock-based compensation) of $150.3 million which was partially offset by our revenue growth from increased demand for our services.
Selling, General and Administrative Expenses

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Selling, general and administrative expenses	$372,761	$333,904	$38,857	11.6%
For the year ended December 31, 2022, SG&A expenses increased 11.6% compared to 2021. The increase was driven by increases in payroll expense (excluding stock-based compensation) of $11.8 million, facility expenses of $9.5 million and stock-based compensation expense of $6.2 million. SG&A expenses as a percentage of revenues was 28.8% for the year ended December 31, 2022 compared to 31.2% for the year ended December 31, 2021 reflecting improved efficiencies in the cost of delivering the general and administrative activities of our business.
Depreciation and Amortization

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Depreciation and amortization	$20,484	$17,599	$2,885	16.4%
The increase was primarily due to an increase in the amortization expense related to increased capitalized software development costs for the year ended December 31, 2022 as compared to 2021.
(Loss) Income from Operations and (Loss) Income from Operations Margin

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
(Loss) income from operations	$(47,312)	$48,761	$(96,073)	(197.0)%
(Loss) income from operations margin	(3.6)%	4.6%
The decrease was primarily driven by an increase in stock-based compensation expense of $121.6 million, as previously discussed, which includes $46.7 million related to the approval of China SAFE during the first quarter of 2022 and an increase in payroll expense (excluding stock-based compensation) of $162.2 million. This was partially offset by an increase in revenues of $226.3 million.

Interest Expense

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Interest expense	$22,461	$25,456	$(2,995)	(11.8)%
Interest expense is primarily related to our Term Loan and Revolver. The decrease for the year ended December 31, 2022 as compared to 2021 was primarily due to a decrease in our debt balance as a result of certain voluntary prepayments under our Credit Agreement.
Other (Income) Expense, Net

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Other (income) expense, net	$(610)	$1,671	$(2,281)	(136.5)%
Other (income) expense, net is primarily related to the change in fair value of contingent consideration, the write-off of deferred financing fees and gains (losses) on the sale of assets. The decrease in the expense for the year ended December 31, 2022 as compared to 2021 was due to a $2.3 million gain recognized on the sale and settlement of trade receivables and $1.1 million decrease in the amount of deferred financing fees written off as a result of debt prepayments, partially offset by the change in fair value of contingent consideration of $1.0 million.
Income Tax Expense and Effective Tax Rate

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% Change
Income tax expense	$30,825	$16,740	$14,085	84.1%
Effective tax rate	(41.3)%	103.6%
The increase in income tax expense for the year ended December 31, 2022 as compared to 2021 was primarily due to capitalized research and experimental costs under Internal Revenue Code ("IRC") §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion, the non-deductibility of China SAFE RSUs and executive compensation expense in compliance with IRC §162(m), and the unfavorable impact of excess tax deficiencies on stock-based compensation.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impacts of valuation allowances on deferred tax assets of select foreign operations and the non-deductibility of executive compensation expense in compliance with IRC §162(m), further impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the years ended December 31, 2022 and 2021, respectively. The change in the effective tax rate for the year ended December 31, 2022 as compared to the prior year was primarily due to the non-deductibility of China SAFE restricted stock units ("RSUs") and the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion. The negative effective tax rate for the year ended December 31, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the period.

Foreign Currency Exchange Gains and Losses
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as well as “Item 1A. Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates."
Non-GAAP Financial Measures
We define Adjusted Net Income as net (loss) income adjusted for unrealized foreign exchange loss (gain), stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan, final tax assessment for closed operations, tender offer compensation expense that is considered one-time in nature, certain costs related to business rationalization, IPO-related costs, the change in fair value of contingent consideration, and income tax effects of adjustments.
We define Adjusted EBITDA as net (loss) income adjusted to exclude income tax expense; interest expense; other expense (income), net, excluding the gain from the sale and settlement of trade receivables; unrealized foreign exchange loss (gain); stock-based compensation expense; depreciation and amortization expense; acquisition costs; certain professional fees that are considered unrelated to our ongoing revenue-generating operations; employer payroll related expense on employee equity incentive plan; final tax assessment for closed operations; tender offer compensation expense that is considered one-time in nature; certain costs related to business rationalization; and IPO-related costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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
The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(105,393)	$(575)	$78,973
Unrealized foreign exchange loss (gain)	10,106	5,028	(5,336)
Stock-based compensation	249,915	128,302	2,020
Amortization of acquisition-related intangibles	13,144	12,046	10,537
Acquisition costs (a)	4,126	8,524	633
Certain professional fees (b)	2,014	1,991	56
Employer payroll related expense on employee equity incentive plan (c)	6,353	1,154	—
Final tax assessment for closed operations (d)	258	—	—
Non-recurring tender offer compensation expense (e)	—	2,715	—
Business rationalization (f)	—	—	1,316
IPO-related costs (g)	—	2,713	315
Change in fair value of contingent consideration (h)	1,027	—	—
Income tax effects of adjustments (i)	(41,639)	(36,498)	(2,131)
Adjusted Net Income	$139,911	$125,400	$86,383

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(105,393)	$(575)	$78,973
Income tax expense	30,825	16,740	23,106
Interest expense	22,461	25,456	25,767
Other expense (income), net (j)	1,682	1,671	(185)
Unrealized foreign exchange loss (gain)	10,106	5,028	(5,336)
Stock-based compensation	249,915	128,302	2,020
Depreciation and amortization	34,446	29,528	26,528
Acquisition costs (a)	4,126	8,524	633
Certain professional fees (b)	2,014	1,991	56
Employer payroll related expense on employee equity incentive plan (c)	6,353	1,154	—
Final tax assessment for closed operations (d)	258	—	—
Non-recurring tender offer compensation expense (e)	—	2,715	—
Business rationalization (f)	—	—	1,316
IPO-related costs (g)	—	2,713	315
Adjusted EBITDA	$256,793	$223,247	$153,193
Net (loss) income margin	(8.1)%	(0.1)%	9.8%
Adjusted EBITDA Margin	19.8%	20.9%	19.1%
(a)Reflects costs for certain professional fees and retention wage expenses related to certain acquisitions.
(b)Adjusts for certain transaction expenses, non-recurring legal expenses, and one-time professional fees.
(c)Excludes employer payroll related expense on employee equity incentive plan as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business.
(d)Adjusts for certain tax related expenses related to final tax assessments from closing operations in Uganda, which was completely shut down in 2015.
(e)Adjusts for the additional compensation expense related to the tender offer completed in the first quarter of 2021.
(f)Adjusts for business rationalization revenues and costs related to closing Thoughtworks Studios, which was completely shut down as of December 31, 2020. Thoughtworkers previously associated with Thoughtworks Studios were transitioned to other revenue generating functions.
(g)Adjusts for IPO-readiness costs and expenses that do not qualify as equity issuance costs.
(h)Adjusts for the non-cash adjustment to the fair value of contingent consideration.
(i)Adjusts for the income tax effects of the foregoing adjusted items.
(j)Excludes a $2.3 million gain related to the sale and settlement of trade receivables which was included within Other income (expense), net in the 2022 consolidated statements of (loss) income and comprehensive (loss) income.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$194,294	$368,209
Availability under Revolver	300,000	165,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	399,006	504,530

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
In September 2021, we completed our IPO resulting in net proceeds of $314.7 million, after deducting underwriting discounts and commissions and offering expenses of approximately $30.3 million.
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $194.3 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to an amended and restated credit agreement, dated March 26, 2021 (as amended, the “Credit Agreement”), among the Company, the syndicate lenders thereto and Credit Suisse, AG, Cayman Islands Branch, as administrative agent, which provides for a term loan ("Term Loan") and revolver ("Revolver"). On December 9, 2022, we amended and restated the credit agreement to (i) increase the amount of revolving credit commitments from $165.0 million to $300.0 million and (ii) transition the reference rate for the revolving borrowings under the Credit Agreement from LIBOR to the secured overnight financing rate (“SOFR”) and amend the applicable margins as specified therein. See Note 12, Credit Agreements, for a discussion of the Term Loan and Revolver. As of December 31, 2022, we had $402.5 million outstanding under our Term Loan with an interest rate of 6.88% and no borrowings outstanding under the Revolver.
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
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin plus either (a) a base rate or (b) a LIBOR rate, at our option, subject to interest rate floors. Borrowings under the Revolver bear interest at a rate per annum equal to an applicable margin plus either (x) a base rate or (y) SOFR at our option. In addition to paying interest on outstanding borrowings under the Revolver, we are required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder and customary letter of credit fees. The applicable margins in respect of both the Term Loan and the Revolver are subject to adjustments based on our first lien leverage ratios and corporate family ratings. The interest rate applicable to our Term Loan and our Revolver was permanently reduced by 25 basis points in the first quarter of 2022 and was reduced another 25 basis points upon the update to our corporate family rating in November 2022. See “Recently Issued Accounting Pronouncements Not Yet Adopted” within Note 1, Business and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements for further discussion on the potential impact of the transition away from LIBOR.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of December 31, 2022, we were in compliance with our debt covenants.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$89,389	$118,304	$125,296
Investing activities	(93,945)	(70,309)	(14,993)
Financing activities	(175,125)	(140,630)	318,197
Effect of exchange rate changes on cash and cash equivalents	(19,697)	(4,622)	6,543
Net (decrease) increase in cash and cash equivalents	$(199,378)	$(97,257)	$435,043
Operating Activities
Net cash provided by operating activities in 2022 decreased $28.9 million compared to 2021. The decrease in 2022 was primarily driven by an increase in trade receivables as a result of increased revenue and an increase in days sales outstanding ("DSO") in 2022 compared to 2021 and a decrease in accrued expenses and other liabilities, partially offset by a decrease in other assets.
Investing Activities
Net cash used in investing activities in 2022 was $93.9 million compared to $70.3 million used in 2021. The increase was primarily attributable to the acquisition of Connected.
Financing Activities
Net cash used in financing activities of $175.1 million in 2022 was driven by the repayment of long-term debt of $107.2 million and withholding taxes paid related to the following: net share settlement on equity awards of $45.6 million, tender offer of $15.5 million and dividends previously declared of $10.0 million.
Net cash used in financing activities of $140.6 million in 2021 was primarily attributable to the repurchase of shares and vested options from our securityholders using the proceeds from the issuance of $720.0 million of preferred stock, partially offset by proceeds from an increase in our term loan which were subsequently used to pay a dividend to our securityholders in April 2021. In addition, our net financing activities were driven by the repayment of long-term debt of $336.7 million, offset by $314.7 million of net proceeds from our IPO.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
We recorded an acquisition purchase price liability of $14.0 million for contingent consideration related to the acquisition of Connected which is expected to be paid in the second quarter of 2023. The fair value of the liability as of December 31, 2022 was $14.3 million.
Refer to Note 3, Acquisitions, and Note 8, Leases, in the notes to our consolidated financial statements for further detail regarding the aforementioned contingent consideration and additional information related to our lease commitments.
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
Revenue is recognized when control of services is passed to a client in an amount of revenue that reflects the consideration we expect to be entitled to in exchange for those services. Such control may be transferred over time or at a point in time, depending on satisfaction of obligations stipulated by the contract. We record sales and other taxes collected from clients and remitted to governmental authorities on a net basis.
We generate revenues from a variety of professional service arrangements. Fees for these contracts may be in the form of time-and-materials and fixed price. We also report gross reimbursable expenses incurred as both revenues and cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income.
Revenues are measured based on consideration specified in a contract with a client, which may consist of both fixed and variable components, and the consideration expected to be received is allocated to each separately identifiable performance obligation based on the performance obligation’s relative stand-alone selling price. The standalone selling prices are generally determined based on the prices at which we separately sell the services.
Stock-Based Compensation
We grant equity incentive awards to certain employees and directors. These compensation arrangements are settled in equity, or in certain cases at our discretion, in cash, at a predetermined price. The equity incentive awards generally vest over a period of one to four years and, in certain cases, vest in full on a liquidity event involving the Company. The options have a contractual term of 10 years from the grant date. We measure share-based awards at the grant date based on the fair value of the award and we recognize such fair value as compensation expense over the vesting period using the straight-line amortization method (or, in the case of performance stock units, using the accelerated amortization method).
Performance Vesting and Time Vesting Options
Through September 17, 2021 (the "IPO Closing Date"), we estimated grant date fair value for stock option awards using a hybrid of the Probability-Weighted Expected Return Method (“PWERM”) and the Option-Pricing Model (“OPM”) that used assumptions including expected volatility, expected term, and the expected risk-free rate of return. Prior to the completion of our IPO, we relied, in part, on valuation reports prepared by unrelated third-party valuation firms to assist us in valuing our share-based awards.
On September 9, 2021, the Board, through unanimous written consent, approved a modification to the Company's 2017 Stock Option Plan (the "2017 Plan") which, upon completion of the IPO, a sponsor return of 2.8x times sponsor investment was achieved, and the service condition under the Plan that participants must provide at least 18 months of continuous service following the grant date in order for performance vesting options to vest was waived. Additionally, the Board also approved accelerated vesting of all remaining, unvested former Class C performance vesting options, after the achievement of such sponsor return, which resulted in all performance vesting options becoming fully vested upon pricing of the IPO. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the Plan. No stock option awards were granted during the third or fourth quarters of 2021 or during 2022. For more information regarding the stock option awards, see Note 10, Stock-Based Compensation, to our consolidated financial statements.
Restricted Stock Units (“RSUs”)
In September 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, RSUs are awarded to eligible employees as well as directors and entitle the grantee to receive shares of common stock at the end of a vesting period. The fair value of the RSUs is determined based on the market price of our common stock on the date of grant.

All RSUs granted in connection with the IPO, including the RSUs granted in connection with the SARs conversion, included a lock-up period of 6 months, ending March 17, 2022, before the participants could redeem the shares. Throughout the vesting period and the lock-up period, shareholders are subject to the market risk on the value of their shares.
Performance Stock Units (“PSUs”)

In April 2022, the Board approved the grant of PSUs to certain executives and employees under the Omnibus Plan, which consisted of PSUs with non-market-based performance and time-based vesting conditions and PSUs with market-based performance and time-based vesting conditions. The PSUs subject to non-market-based performance and time-based vesting conditions are earned based on our achievement of specified adjusted EBITDA targets (the “EBITDA PSUs”). The PSUs subject to market-based performance and time-based vesting conditions are earned based on our achievement of specified relative total shareholder return ("rTSR") targets (the “rTSR PSUs”). Both types of PSUs vest over a three-year service period, subject to the participant’s continued employment with us or our affiliate, as applicable.

The fair value of the EBITDA PSUs is determined using the closing stock price on the grant date. For the EBITDA PSUs, the compensation expense is recognized based upon the achievement percentage of the performance target and amortized over the service period of the award. The fair value for the rTSR PSUs is determined using a Monte-Carlo simulation, which is amortized in full over the service period. For the rTSR PSUs, the compensation expense is not adjusted for the achievement percentage of the performance target. Compensation expense for both types of PSUs is recognized using the accelerated amortization method.
Business Combinations
We account for business combinations using the acquisition method of accounting which requires us to allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The fair value of the net assets acquired for the business is determined utilizing expectations and assumptions we believe reasonable, which include the timing and amount of forecasted revenues and cash flows, expected growth rates, customer attrition rates, the discount rate reflecting the risk of future cash flows and the useful lives for finite-lived assets. Intangible assets other than goodwill are comprised of finite-lived intangibles and indefinite-lived intangibles. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, finite-lived intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows.
The excess of the purchase consideration transferred over the fair values of assets acquired and liabilities assumed is recorded as goodwill. As additional information is obtained about the assets and liabilities of the acquisition during the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed with an offset to goodwill. After the measurement period, any adjustments are recorded in the consolidated statements of (loss) income and comprehensive (loss) income. We review goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess goodwill for impairment at the reporting unit level. In conducting our annual goodwill impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, we perform a quantitative impairment assessment of the asset, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. We perform our annual impairment tests in the fourth quarter of each fiscal year. We assess the impairment of intangible assets whenever events or changing circumstances indicate that the carrying amount may not be recoverable.
Some business combinations may include a contingent consideration agreement. We determine the fair value of the contingent consideration liability using a Monte Carlo Simulation, which involves a simulation of future revenues and earnings during the earn-out period using management's best estimates. The liability is remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the consolidated statements of (loss) income and comprehensive (loss) income.

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
Interest Rate Risk
We are primarily exposed to changes in interest rates with respect to our cost of borrowing under our Credit Agreement. We monitor our cost of borrowing under our credit facilities, taking into account our funding requirements and our expectations for interest rates in the future. In 2022, a hypothetical 100 basis point increase in the average LIBOR (SOFR effective December 9, 2022 for the Revolver) divided by the base rate applicable to our borrowings would have resulted in a $5.0 million increase in our interest expense, while a hypothetical 100 basis point decrease in the average LIBOR (SOFR effective December 9, 2022 for the Revolver)/base rate would have resulted in a $4.3 million decrease in our interest expense reflecting a LIBOR (SOFR effective December 9, 2022 for the Revolver)/base rate floor under our credit facilities of 0.5%.
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
In 2022, our revenues denominated and recorded in currencies other than U.S. dollars amounted to 63% of our total revenues. A hypothetical 10% increase or decrease in the value of the U.S. dollar against the principal foreign currencies in which our revenues are measured (namely, the Australian dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan, Euro, Indian Rupee and Singapore Dollar) would have caused our revenues to decrease or increase, respectively, by approximately $79.9 million.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Thoughtworks Holding, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Thoughtworks Holding, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and financial statement schedules listed in the index at Item 15(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for stock-based compensation expense in 2022.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition for Fixed-Price Contracts
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company generates revenue from a variety of professional service arrangements. Fees for these contracts may be in the form of time-and-materials or fixed-price revenues.

Fixed-price contracts include application development arrangements, where progress towards satisfaction of the performance obligation is measured using costs incurred to date relative to total estimated costs at completion. Assumptions, risks and uncertainties inherent in the estimates used to measure progress for in-process fixed price contracts could affect the amount and timing of revenues, receivables and deferred revenues at each reporting period.

Auditing the Company's revenue for in-process fixed-price contracts was challenging given the significant audit effort including the evaluation of assumptions used to determine the accuracy of total estimated costs upon completion.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s processes to determine the total estimated costs for in-process fixed-price contracts, including management’s review of the underlying calculation performed to recognize revenue for such in-process fixed-price contracts and the look-back analysis performed subsequent to period-end to evaluate any changes in the total estimated costs.

To test the Company’s accounting for the in-process fixed-price contract revenue recognized, we performed audit procedures that included, among others, testing the accuracy and completeness of the actual costs incurred through year-end. We tested the look-back analysis performed by the Company subsequent to year-end to evaluate any changes in the total estimated costs. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for completed contracts to assess the Company’s ability to accurately estimate costs. We interviewed operational personnel of the Company to evaluate progress to date and the estimate of remaining costs to be incurred, including the amount of time and cost to complete, for a sample of customer contracts. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Chicago, Illinois
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Thoughtworks Holding, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Thoughtworks Holding, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and financial statement schedules listed in the index at Item 15(1) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2023

THOUGHTWORKS HOLDING, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$194,294	$368,209
Trade receivables, net of allowance of $9,531 and $8,916, respectively	201,695	145,874
Unbilled receivables	122,499	104,057
Prepaid expenses	19,353	15,994
Other current assets	18,849	44,805
Total current assets	556,690	678,939
Property and equipment, net	38,798	34,500
Right-of-use assets	43,123	—
Intangibles and other assets:
Goodwill	405,017	346,719
Trademark	273,000	273,000
Customer relationships, net	124,047	125,867
Other non-current assets	21,175	22,838
Total assets	$1,461,850	$1,481,863
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,248	$4,773
Long-term debt - current	7,150	7,150
Income taxes payable	22,781	15,693
Accrued compensation	85,477	87,059
Deferred revenue	5,167	13,807
Value-added tax and sales tax payable	7,526	7,954
Accrued expenses	30,227	44,094
Lease liabilities, current	15,994	—
Total current liabilities	179,570	180,530
Lease liabilities, non-current	29,885	—
Long-term debt, less current portion	391,856	497,380
Deferred tax liabilities	62,555	83,191
Other long-term liabilities	19,762	18,805
Total liabilities	683,628	779,906
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 366,306,970 and 356,117,752 issued, 315,681,987 and 305,132,181 outstanding at December 31, 2022 and December 31, 2021, respectively	366	356
Treasury stock, 50,624,983 and 50,985,571 shares at December 31, 2022 and December 31, 2021, respectively	(624,934)	(629,424)
Additional paid-in capital	1,565,514	1,359,149
Accumulated other comprehensive loss	(39,210)	(10,844)
Retained deficit	(123,514)	(17,280)
Total stockholders' equity	778,222	701,957
Total liabilities and stockholders' equity	$1,461,850	$1,481,863
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,296,238	$1,069,945	$803,375
Operating expenses:
Cost of revenues	950,305	669,681	475,560
Selling, general and administrative expenses	372,761	333,904	189,850
Depreciation and amortization	20,484	17,599	17,479
Total operating expenses	1,343,550	1,021,184	682,889
(Loss) income from operations	(47,312)	48,761	120,486
Other (expense) income:
Interest expense	(22,461)	(25,456)	(25,767)
Net realized and unrealized foreign currency (loss) gain	(5,405)	(5,469)	7,175
Other income (expense), net	610	(1,671)	185
Total other (expense) income	(27,256)	(32,596)	(18,407)
(Loss) income before income taxes	(74,568)	16,165	102,079
Income tax expense	30,825	16,740	23,106
Net (loss) income	$(105,393)	$(575)	$78,973

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(28,366)	(9,270)	8,493
Comprehensive (loss) income	$(133,759)	$(9,845)	$87,466

Net (loss) earnings per common share:
Basic (loss) earnings per common share	$(0.34)	$(0.24)	$0.26
Diluted (loss) earnings per common share	$(0.34)	$(0.24)	$0.26

Weighted average shares outstanding:
Basic	310,911,526	254,271,997	278,225,009
Diluted	310,911,526	254,271,997	284,615,995
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2019	—	—	278,193,711	$279	572,711	$(1,608)	$379,209	$(10,067)	$27,175	$394,988
Cumulative effect from change in accounting principle	—	—	—	—	—	—	(2,190)	—	2,190	—
Net income	—	—	—	—	—	—	—	—	78,973	78,973
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,493	—	8,493
Issuance of common stock on exercise of options, net of withholding taxes	—	—	129,005	—	—	—	296	—	—	296
Issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $7.2 million	23,493,546	322,800	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,020	—	—	2,020
Balance as of December 31, 2020	23,493,546	$322,800	278,322,716	$279	572,711	$(1,608)	$379,335	$(1,574)	$108,338	$484,770
Net income	—	—	—	—	—	—	—	—	(575)	(575)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(9,270)	—	(9,270)
Issuance of common stock upon initial public offering, net of issuance costs of $30.3 million	—	—	16,429,964	16	—	—	314,700	—	—	314,716
Issuance of redeemable convertible preferred stock, net of issuance costs of $11.8 million	35,996,412	503,222	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(59,489,958)	(826,022)	59,489,958	60	—	—	825,962	—	—	826,022
Issuance of common stock on exercise of options, net of withholding taxes	—	—	1,169,090	1	—	—	(852)	—	—	(851)
Issuance of common stock	—	—	133,313	—	—	—	1,873	—	—	1,873
Dividends	—	—	—	—	—	—	(279,191)	—	(45,821)	(325,012)
Tender Offer	—	—	(50,412,860)	—	50,412,860	(627,816)	(10,391)	—	(79,222)	(717,429)
Stock-based compensation expense	—	—	—	—	—	—	127,713	—	—	127,713
Balance as of December 31, 2021	—	$—	305,132,181	$356	50,985,571	$(629,424)	$1,359,149	$(10,844)	$(17,280)	$701,957
Net loss	—	—	—	—	—	—	—	—	(105,393)	(105,393)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(28,366)	—	(28,366)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	10,189,218	10	—	—	(40,086)	—	—	(40,076)
Reissuance of treasury shares for equity incentive awards	—	—	360,588	—	(360,588)	4,490	(4,054)	—	—	436
Stock-based compensation expense	—	—	—	—	—	—	250,505	—	—	250,505
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(841)	(841)
Balance as of December 31, 2022	—	$—	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(105,393)	$(575)	$78,973
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	34,446	29,528	26,528
Bad debt expense (recovery)	2,002	(601)	7,685
Deferred income tax (benefit) expense	(19,425)	(22,369)	2,085
Stock-based compensation expense	250,505	127,713	2,020
Unrealized foreign currency exchange loss (gain)	10,106	5,028	(5,336)
Non-cash lease expense on right-of-use assets	18,597	—	—
Other operating activities, net	3,300	3,642	1,831
Changes in operating assets and liabilities:
Trade receivables	(61,877)	(32,139)	3,977
Unbilled receivables	(20,711)	(16,733)	(16,794)
Prepaid expenses	(3,567)	(6,542)	308
Other assets	2,657	(31,111)	(5,742)
Lease liabilities	(16,721)	—	—
Accounts payable	144	309	(700)
Accrued expenses and other liabilities	(4,674)	62,154	30,461
Net cash provided by operating activities	89,389	118,304	125,296

Cash flows from investing activities:
Purchase of property and equipment	(24,505)	(26,068)	(15,125)
Proceeds from disposal of fixed assets	571	518	132
Acquisitions, net of cash acquired	(70,011)	(44,759)	—
Net cash used in investing activities	(93,945)	(70,309)	(14,993)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs and underwriting discounts	—	314,716	—
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	380,994	322,800
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	122,228	—
Payments of obligations of long-term debt	(107,150)	(336,709)	(4,565)
Payments of debt issuance costs	(3,635)	(7,098)	(111)
Proceeds from borrowings on revolving credit facility	—	—	29,000
Payments on revolving credit facility	—	—	(29,000)
Proceeds from borrowings on long-term debt	—	401,285	—
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	6,766	(851)	296
Shares and options purchased under tender offer	—	(701,960)	—
Proceeds from issuance of common stock	—	1,873	—
Dividends paid	—	(315,003)	—
Withholding taxes paid on tender offer	(15,469)	—	—
Withholding taxes paid on dividends previously declared	(10,009)	—	—
Withholding taxes paid related to net share settlement of equity awards	(45,643)	—	—
Other financing activities, net	15	(105)	(223)
Net cash (used in) provided by financing activities	(175,125)	(140,630)	318,197

THOUGHTWORKS HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Year Ended December 31,
	2022	2021	2020

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,697)	(4,622)	6,543
Net (decrease) increase in cash, cash equivalents and restricted cash	(199,378)	(97,257)	435,043
Cash, cash equivalents and restricted cash at beginning of the period	394,942	492,199	57,156
Cash, cash equivalents and restricted cash at end of the period	$195,564	$394,942	$492,199

Supplemental disclosure of cash flow information:
Interest paid	$20,984	$23,611	$23,861
Income taxes paid	$30,283	$33,344	$13,909

Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued expenses	$—	$25,956	$—
Withholding taxes payable included within accrued compensation	$1,020	$—	$—
Option costs receivable included within other current assets	$257	$—	$—
Conversion of convertible preferred stock to common stock	$—	$826,022	$—
Net settlement on exercise of shares	$—	$3,611	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$194,294	$368,209	$490,841
Restricted cash included in other current assets	—	25,478	—
Restricted cash included in other non-current assets	1,270	1,255	1,358
Total cash, cash equivalents and restricted cash	$195,564	$394,942	$492,199
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
Notes to the Consolidated Financial Statements

Note 1 – Business and Summary of Significant Accounting Policies
Thoughtworks Holding, Inc. (together with its subsidiaries, the “Company”) develops, implements, and services complex enterprise application software and provides business technology consulting. The Company conducts business in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Romania, Singapore, Spain, Thailand, the United Kingdom, the United States and Vietnam. Thoughtworks Holding, Inc. is the ultimate parent holding company of Thoughtworks, Inc. among other subsidiaries.
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
Preparation of Financial Statements and Use of Estimates
The preparation of these consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for credit losses, valuation and impairment of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on current expectations and historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates, and such differences may be material to the consolidated financial statements in the future. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
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
Long-Lived Assets
The North America geographic region encompasses the Company’s country of domicile (United States) and Canada, of which long-lived assets including property and equipment, net of depreciation, are principally held within the United States. Canadian long-lived assets were determined to be immaterial given property, and equipment was less than 10% of the Company's long-lived assets as of December 31, 2022 and 2021. The Company holds material long-lived assets in the foreign geographic locations of Brazil, China, and India.

The following table presents long-lived assets by location (in thousands):

	As of December 31,
	2022		2021
United States	$8,774	22.6%	$7,920	23.0%
Brazil	5,732	14.8%	5,100	14.8%
China	6,725	17.4%	7,321	21.2%
India	8,010	20.6%	7,477	21.7%
All other (1)	9,557	24.6%	6,682	19.3%
Total long-lived assets	$38,798	100.0%	$34,500	100.0%
(1)All other foreign geographic locations hold long-lived assets of less than 10% of the Company's consolidated total.
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
Costs to Obtain a Customer Contract
The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The Company capitalizes incremental costs of obtaining contracts where the contract term is greater than one year. These costs primarily relate to commissions paid to the account executives and are included in SG&A expenses in the consolidated statements of (loss) income and comprehensive (loss) income for contracts one year or less and other current assets and other non-current assets on the consolidated balance sheets for contracts greater than one year.
Costs capitalized are amortized on a straight-line basis over the period of benefit. Amortization of capitalized costs to obtain contracts is included in SG&A expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The Company determined the period of benefit by taking into consideration standard contract terms, renewals and amendments, if applicable. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.
The following table is a summary of the Company’s costs to obtain contracts and related amortization where the amortization period of the assets is greater than one year (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$2,039	$—	$—
Costs to obtain contracts capitalized	811	2,318	—
Amortization of capitalized costs	(1265)	(277)	—
Changes due to exchange rates	3	(2)	—
Balance at end of period	$1,588	$2,039	$—

Cost of Revenues
Consists primarily of personnel and related costs directly associated with professional services, including salaries, bonuses, fringe benefits, stock-based compensation, project related travel costs, and costs of contracted third-party vendors. Also included in cost of revenues is depreciation attributable to the portion of our property and equipment utilized in the delivery of services to our clients.
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
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship, and public relations. These costs are expensed as incurred. Advertising costs totaled $4.1 million, $2.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in SG&A expenses in the consolidated statements of (loss) income and comprehensive (loss) income.
Other (Expense) Income
Other (expense) income consists of interest expense, impacts from foreign exchange transactions, gains (losses) on the sale of assets, gains related to the sale and settlement of trade receivables, change in fair value of contingent consideration and the write-off of deferred financing fees.
Cash and Cash Equivalents
Cash equivalents are short-term, highly liquid investments and deposits that are readily converted into cash, with maturities of three months or less.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. The Company has restricted cash held on deposit at various financial institutions. The amounts are held in escrow for income tax withholdings, to secure bank guarantees of amounts related to government requirements, and as collateral for a corporate credit card.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are uncollateralized customer obligations due under normal trade terms. Payment terms with customers are generally 30 to 90 days from the invoice date. Accounts receivable are recorded at the invoiced amount net of an allowance for credit loss. The Company analyzes its historical credit loss experience and considers current conditions and reasonable and supportable forecasts in developing the expected credit loss rates. Interest is not generally accrued on outstanding balances as the balances are considered short-term in nature.

Activity related to the Company’s allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Allowance for credit losses, beginning balance	$(8,916)	$(10,385)	$(2,733)
Impact of accounting standard adoption (1)	(841)	—	—
Current provision for expected credit losses	(2,002)	(281)	(8,305)
Write-offs charged against allowance	2,351	882	620
Changes due to exchange rates	(123)	868	33
Allowance for credit losses, ending balance	$(9,531)	$(8,916)	$(10,385)
(1)The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in the first quarter of 2022. See Recently Adopted Accounting Standards below for further discussion.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting which requires it to allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The fair value of the net assets acquired for the business is determined utilizing expectations and assumptions believed reasonable by management. The excess of the purchase consideration transferred over the fair values of assets acquired and liabilities assumed is recorded as goodwill. As additional information is obtained about the assets and liabilities of the acquisition during the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed with an offset to goodwill. After the measurement period, any adjustments are recorded in the consolidated statements of (loss) income and comprehensive (loss) income. Acquisition costs are expensed as incurred.
Some business combinations may include a contingent consideration agreement. The Company determines the fair value of the contingent consideration liability using a Monte Carlo Simulation. The liability is remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the consolidated statements of (loss) income and comprehensive (loss) income.
Government Assistance
The Company has historically received government subsidies in the form of cash in China and Singapore related to expenses such as rent, wages, training benefits and taxes. The subsidies are recorded against the related expense within SG&A expense or cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income. The Company recorded $1.3 million to cost of revenues and $0.7 million to SG&A expense for the year ended December 31, 2022.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Office furniture and equipment	7 years
Computer equipment	3 years
Software, including internal-use software	3 to 5 years
Automobiles	7 years
Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the asset group may not be fully recoverable. In those circumstances, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal.
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
Capitalized internal-use software asset depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $4.7 million, $2.2 million and $3.5 million, respectively, and is included in depreciation and amortization in the consolidated statements of (loss) income and comprehensive (loss) income. As of December 31, 2022 and 2021, the net book value of internal-use software was $6.5 million and $5.6 million, respectively.
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
Under a quantitative assessment, fair value of the Company’s reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (DCF) analysis. A number of judgments are involved in the application of the DCF model, including projections of business performance, weighted average cost of capital, and terminal values. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data derived from publicly traded peer group companies. The Company elected to perform a qualitative assessment during fiscal 2022 and 2021 and determined for both periods that the fair value of the Company’s respective reporting units exceeded their carrying amounts.

Other Intangible Assets
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company amortizes its finite-lived intangible assets over their respective estimated useful lives. The Company reviews both indefinite-lived intangibles and finite-lived intangibles for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they may be impaired. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated statements of (loss) income and comprehensive (loss) income. The Company’s other intangible assets consist of indefinite-lived trademarks and finite-lived customer relationships. Customer relationships have an estimated useful life of 15 years and are being amortized using the straight-line method.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists solely of foreign currency translation adjustments.
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
The Company recorded interest expense as it relates to deferred financing fees of $1.6 million, $1.6 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2022 and 2021, because of the relatively short maturity of these instruments. Additionally, the Company estimates the fair value of the Term Loan, discussed in Note 12, Credit Agreements, using current market yields. These current market yields are considered Level

2 inputs. The fair value of the Term Loan was $392.0 million and $485.0 million at December 31, 2022 and 2021, respectively.
Stock-Based Compensation
The Company accounts for employee and Director equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, compensation expense is based on the grant date fair value of those awards and is recognized over the requisite service period for the respective award. The Company’s equity-based awards granted to employees include service-based stock option awards, RSUs and PSUs, both market and non-market based.
In April 2022, the Board approved the grant of EBITDA PSUs and rTSR PSUs to certain executives and employees under the Omnibus Plan. The EBITDA PSUs are earned based on the Company’s achievement of specified adjusted EBITDA targets. The rTSR PSUs are earned based on the Company's achievement of specified rTSR targets. Both types of PSUs vest over a three-year service period, subject to the participant’s continued employment with us or our affiliate, as applicable.
The fair value of the options, RSUs, and EBITDA PSUs is determined using the grant date stock price of the Company’s common stock. The fair value for the rTSR PSUs is determined using a Monte-Carlo simulation. Compensation expense for awards solely subject to time-based vesting conditions (i.e., options and RSUs), will be recognized over their requisite service period (typically one to four years) on a straight-line amortization basis. Compensation expense for PSUs is recognized over their requisite service period on an accelerated amortization basis, from the date of grant through the last day of the requisite service period. The expense for the EBITDA PSUs is adjusted based on an estimate of awards ultimately expected to vest. The expense for the rTSR PSUs awards will be fully recognized over the service period, regardless if the targets are met. The Company records forfeitures as they occur. The compensation expense is recognized in the Company’s consolidated statements of (loss) income and comprehensive (loss) income.

At the time of grant, the Company takes into consideration the timing of the equity award and evaluates for conditions that could result in the award being considered spring loaded awards. The Company did not grant equity awards that would be considered spring loaded awards in 2022.
Refer to Note 10, Stock-Based Compensation, for more information on equity-based awards.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting and requires lessees to recognize virtually all leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short term leases). The Company early adopted the standard effective January 1, 2022. The Company elected the modified retrospective transition method, and as a result, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the date of adoption. The Company elected to use the package of practical expedients, which permits the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. The Company is electing not to apply the recognition requirements to short-term leases of 12 months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term. The Company also elected the option to combine lease and non-lease components as a single component for the Company's entire population of lease assets. Upon adoption, the Company recorded $40.9 million of right-of-use assets ("ROU") and $43.7 million of lease liabilities. Refer to Note 8, Leases, for further discussion.
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
The Company early adopted the accounting standard by recording a cumulative effect adjustment to retained earnings as of January 1, 2022 using a modified retrospective approach. The adoption mainly impacts trade receivables and unbilled receivables. The Company analyzed its historical credit loss experience and considered current conditions and reasonable forecasts in developing the expected credit loss rates. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities About Government Assistance (Topic 832), which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the ASU’s provisions either (1) prospectively to all transactions within the scope of Accounting Standards Codification ("ASC") 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. The Company adopted the standard on January 1, 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020 through December 31, 2024, and upon adoption may be applied prospectively through December 31, 2024. The Company is currently assessing the impact of this ASU on the consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, which amends ASC 805 to require acquiring entities to apply ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to recognize and measure contract assets and contract liabilities in a business combination. The guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the ASU’s provisions prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not expect the ASU to have a material impact on the consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the years ended December 31, 2022, 2021 and 2020 was 63%, 65% and 61%, respectively.
As of December 31, 2022 and 2021, approximately 69% and 73%, respectively, of trade accounts receivable and unbilled accounts receivable was due from customers located outside the United States. At December 31, 2022 and 2021, the Company had net fixed assets of $30.0 million and $26.6 million, respectively, outside the United States.
Change in Accounting Principle - Stock-Based Compensation
In the fourth quarter of 2022, the Company changed its stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. The Company believes the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections, because it more accurately reflects how the award is earned over the service period and is the predominant method used in its industry. The Company applied the change retrospectively adjusting all periods presented and recorded a cumulative effect adjustment to Additional paid-in capital and Retained earnings as of January 1, 2020, resulting in a decrease to Additional paid-in capital of $2.2 million and an increase to Retained earnings of $2.2 million.
The following tables present the effect of the change in accounting policy and the impact on the Company’s consolidated financial statements (in thousands, except per share data):

	As of December 31, 2022
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Other non-current assets	$22,992	$21,175	$(1,817)

Deferred tax liabilities	57,923	62,555	4,632

Additional paid-in capital	1,597,654	1,565,514	(32,140)
Accumulated other comprehensive loss	(37,321)	(39,210)	(1,889)
Retained deficit	(151,094)	(123,514)	27,580

	As of December 31, 2021
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Other non-current assets	$25,125	$22,838	$(2,287)

Deferred tax liabilities	78,944	83,191	4,247

Additional paid-in capital	1,390,630	1,359,149	(31,481)
Accumulated other comprehensive loss	(10,863)	(10,844)	19
Retained deficit	(42,208)	(17,280)	24,928

	Year Ended December 31, 2022
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cost of revenues	$947,464	$950,305	$2,841
Selling, general and administrative expenses	376,261	372,761	(3,500)
Loss from operations	(47,971)	(47,312)	659
Net realized and unrealized foreign currency loss	(7,624)	(5,405)	2,219
Income tax expense	30,599	30,825	226
Net loss	$(108,045)	$(105,393)	$2,652

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(26,458)	$(28,366)	$(1,908)
Comprehensive loss	$(134,503)	$(133,759)	$744

Net loss per common share:
Basic and diluted loss per common share	$(0.35)	$(0.34)	$0.01

	Year Ended December 31, 2021
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cost of revenues	$689,443	$669,681	$(19,762)
Selling, general and administrative expenses	343,786	333,904	(9,882)
Income from operations	19,117	48,761	29,644
Net realized and unrealized foreign currency loss	(5,465)	(5,469)	(4)
Income tax expense	10,148	16,740	6,592
Net (loss) income	$(23,623)	$(575)	$23,048

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(9,274)	$(9,270)	$4
Comprehensive loss	$(32,897)	$(9,845)	$23,052

Net loss per common share:
Basic and diluted loss per common share	$(0.33)	$(0.24)	$0.09

Net loss allocated to common shareholders	$(83,265)	$(60,217)	$23,048

	Year Ended December 31, 2020
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Selling, general and administrative expenses	$189,497	$189,850	$353
Income from operations	120,839	120,486	(353)
Net realized and unrealized foreign currency gain	7,190	7,175	(15)
Income tax expense	23,164	23,106	(58)
Net income	$79,283	$78,973	$(310)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$8,478	$8,493	$15
Comprehensive income	$87,761	$87,466	$(295)

Net earnings per common share:
Basic earnings per common share	$0.26	$0.26	$—
Diluted earnings per common share	$0.26	$0.26	$—

Earnings allocated to Preferred Stock	(6,171)	(6,150)	21
Net income allocated to common shareholders	$73,112	$72,823	$(289)

	Year Ended December 31, 2022
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net loss	$(108,045)	$(105,393)	$2,652
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	34,446	34,446	—
Bad debt expense	2,002	2,002	—
Deferred income tax benefit	(19,651)	(19,425)	226
Stock-based compensation expense	251,164	250,505	(659)
Unrealized foreign currency exchange loss	12,325	10,106	(2,219)
Non-cash lease expense on right-of-use assets	18,597	18,597	—
Other operating activities, net	3,300	3,300	—
Changes in operating assets and liabilities:			—
Trade receivables	(61,877)	(61,877)	—
Unbilled receivables	(20,711)	(20,711)	—
Prepaid expenses	(3,567)	(3,567)	—
Other assets	2,657	2,657	—
Lease liabilities	(16,721)	(16,721)	—
Accounts payable	144	144	—
Accrued expenses and other liabilities	(4,674)	(4,674)	—
Net cash provided by operating activities	$89,389	$89,389	$—

	Year Ended December 31, 2021
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net (loss) income	$(23,623)	$(575)	$23,048
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	29,528	29,528	—
Bad debt recovery	(601)	(601)	—
Deferred income tax benefit	(28,961)	(22,369)	6,592
Stock-based compensation expense	157,357	127,713	(29,644)
Unrealized foreign currency exchange loss	5,024	5,028	4
Other operating activities, net	3,642	3,642	—
Changes in operating assets and liabilities:
Trade receivables	(32,139)	(32,139)	—
Unbilled receivables	(16,733)	(16,733)	—
Prepaid expenses	(6,542)	(6,542)	—
Other assets	(31,111)	(31,111)	—
Accounts payable	309	309	—
Accrued expenses and other liabilities	62,154	62,154	—
Net cash provided by operating activities	$118,304	$118,304	$—

	Year Ended December 31, 2020
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net income	$79,283	$78,973	$(310)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,528	26,528	—
Bad debt expense	7,685	7,685	—
Deferred income tax benefit	2,143	2,085	(58)
Stock-based compensation expense	1,667	2,020	353
Unrealized foreign currency exchange gains	(5,351)	(5,336)	15
Other operating activities, net	1,831	1,831	—
Changes in operating assets and liabilities:
Trade receivables	3,977	3,977	—
Unbilled receivables	(16,794)	(16,794)	—
Prepaid expenses	308	308	—
Other assets	(5,742)	(5,742)	—
Accounts payable	(700)	(700)	—
Accrued expenses and other liabilities	30,461	30,461	—
Net cash provided by operating activities	$125,296	$125,296	$—
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
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America (1)	$503,948	$396,491	$321,237
APAC (2)	419,982	358,596	248,776
Europe (3)	315,875	267,121	195,372
LATAM	56,433	47,737	37,990
Total revenues	$1,296,238	$1,069,945	$803,375
(1)For the years ended December 31, 2022, 2021 and 2020, the United States represented 36.6%, or $474.3 million; 34.8%, or $372.8 million; and 38.2%, or $307.2 million, respectively, of the Company’s total revenues. Canadian operations were determined to be immaterial given the revenues as a percentage of total North America revenues was less than 10% for each of the years.

(2)For the years ended December 31, 2022 and 2021, Australia represented 11.4%, or $148.3 million, and 10.9%, or $116.5 million, respectively, of the Company's total revenues. For the year ended December 31, 2020, the revenues in Australia as a percentage of the Company’s total revenues was less than 10%. For the years ended December 31, 2022 and 2021, revenues in China as a percentage of the Company’s total revenues was less than 10%. For the year ended December 31, 2020, revenues in China were 10.4%, or $83.5 million, respectively, of the Company's total revenues.
(3)For the years ended December 31, 2022, 2021 and 2020, the United Kingdom represented 10.2%, or $132.6 million; 10.8%, or $115.2 million; and 11.1%, or $89.2 million, respectively, of the Company’s total revenues. For the year ended December 31, 2022, revenues in Germany as a percentage of the Company's total revenues was less than 10%. For the years ended December 31, 2021 and 2020, revenues in Germany represented 10.6%, or $113.8 million, and 10.1%, or $81.5 million, respectively, of the Company’s total revenues.
Other foreign countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the years ended December 31, 2022, 2021 and 2020.
The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Year Ended December 31,
	2022	2021	2020
Technology and business services	$360,117	$288,709	$228,514
Energy, public and health services	316,478	275,279	200,785
Retail and consumer	236,731	203,193	141,729
Financial services and insurance	221,748	170,492	123,291
Automotive, travel and transportation	161,164	132,272	108,656
Other	—	—	400
Total revenues	$1,296,238	$1,069,945	$803,375
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Time-and-material	$1,085,533	$872,271	$675,715
Fixed-price	210,705	197,674	127,313
Licensing	—	—	347
Total revenues	$1,296,238	$1,069,945	$803,375
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of December 31,
	2022	2021
Contract assets included in unbilled receivables	$39,941	$25,408
Contract liabilities included in deferred revenue	$5,167	$13,807
Contract assets primarily relate to unbilled amounts on fixed-price contracts. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.

Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the years ended December 31, 2022 and 2021, the Company recognized $13.7 million and $11.4 million, respectively, of revenues that were included in current liabilities at the prior year end.
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
In connection with the acquisition, the Company recorded a liability of $14.0 million of contingent consideration, which is included within the total purchase price and classified within accrued expenses in the consolidated balance sheet. The present value of the contingent consideration liability was determined using a Monte Carlo Simulation that calculated the average present value of the earnout payment. The fair value measurement of the earnout includes a performance metric which is an unobservable Level 3 input. The contingent consideration is payable in cash dependent upon achievement of the performance metric. The liability is remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the consolidated statements of (loss) income and comprehensive (loss) income. The final payout amount of $14.3 million was determined as of December 31, 2022 and is expected to occur in the second quarter of 2023.
The following table presents the change in the contingent consideration liability (in thousands):

Year Ended December 31,
2022
Balance at beginning of period	$—
Additions in the period	13,996
Change in fair value	1,027
Change due to exchange rates	(768)
Balance at end of period	$14,255
The Company accounted for the acquisition under ASC 805, Business Combinations. The goodwill recognized in connection with the acquisition reflects the benefits expected to be derived from certain operational synergies. The fair value of the net assets acquired for the business was determined using Level 3 inputs, for which little or no market data exists, requiring the Company to develop assumptions regarding future cash flow projections. The results of operations of the acquired business have been included in the consolidated statements of (loss) income and comprehensive (loss) income from the acquisition date. Pro forma results of operations for the acquisition are not presented because the pro forma effects were not material to the Company's consolidated results of operations.
Aggregate acquisition-related costs related to Connected of $3.4 million for the year ended December 31, 2022 were included within SG&A expenses in the consolidated statements of (loss) income and comprehensive (loss) income.

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
Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2020	$318,151
Additions due to acquisitions	32,615
Changes due to exchange rates	(4,047)
Balance as of December 31, 2021	346,719
Additions due to acquisitions	71,700
Changes due to exchange rates	(13,402)
Balance as of December 31, 2022	$405,017
The following is a summary of other intangible assets (in thousands):

	As of December 31,
	2022	2021
Customer relationships	$193,447	$177,100
Less accumulated amortization	(59,369)	(46,184)
Customer relationships, net	134,078	130,916
Trademark	273,000	273,000
Total other intangible assets, after amortization	407,078	403,916
Changes due to exchange rates	(10,031)	(5,049)
Other intangible assets, net	$397,047	$398,867

Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the Company’s finite-lived intangible assets was 9.2 years and 10.6 years as of December 31, 2022 and 2021, respectively. Amortization expense related to these intangible assets was $13.1 million, $12.0 million and $10.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Total
2023	$14,635
2024	14,635
2025	14,635
2026	14,635
2027	14,635
Thereafter	60,903
$134,078
Note 5 – Income Taxes
(Loss)/Income Before Provision for Income Taxes
(Loss)/income before provision for income taxes based on geographic location is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Loss)/income before provision for income taxes:
United States	$(48,578)	$(27,630)	$45,393
Foreign	(25,990)	43,795	56,686
Total	$(74,568)	$16,165	$102,079
Provision for Income Taxes
The provision/(benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$32,746	$9,839	$704
State	9,259	5,071	2,316
Foreign	8,245	24,199	18,001
Total current	50,250	39,109	21,021

Deferred:
Federal	(15,379)	(9,088)	5,914
State	(3,228)	(2,457)	862
Foreign	(818)	(10,824)	(4,691)
Total deferred	(19,425)	(22,369)	2,085
Total income tax expense	$30,825	$16,740	$23,106

As part of the U.S. Tax Act, beginning in 2022, IRC §174 research and experimental expenditures are to be capitalized and amortized over a period of 5 and 15 years for US and non-US expenditures. This change unfavorably impacts the Company's GILTI inclusion, resulting in a $12.5 million tax expense recorded for the year ended December 31, 2022 as compared to tax expense of $9.0 million and $6.7 million recorded for the years ended December 31, 2021 and 2020, respectively.
On February 25, 2022, the Company granted 4.4 million RSUs that were contingent upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China ("China SAFE RSUs"). As tax deductibility is contingent upon reimbursement and local regulations do not specifically allow for recharge payments, the Company recorded a $15.3 million tax expense for the year ended December 31, 2022.
On June 10, 2021, the United Kingdom enacted legislation increasing its corporate income tax rate from 19% to 25% beginning April 1, 2023. As a change in tax law is accounted for in the period of enactment, the Company recorded a $(0.3) million tax benefit and $0.9 million tax expense on the remeasurement of the Company’s United Kingdom net deferred tax liabilities for the years ended December 31, 2022 and 2021, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, permits U.S. federal net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further, the CARES Act permits modifications to the limitation of business interest (“Section 163(j)”) for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. In 2020, the Company completed its analysis to determine the effect of the CARES Act and recorded a $4.2 million tax benefit as of December 31, 2020 from the carryback of 2018 U.S. federal net operating losses to the 2014 taxable year. The Company recorded the refund as an income tax receivable, of which $1.9 million was received in 2022.
Effective Tax Rate Reconciliation
A reconciliation of the Company’s provision for income taxes to income taxes computed at the U.S. federal statutory income tax rate of 21% is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision for income taxes at federal statutory rate	$(15,659)	$3,395	$21,437
Increase/(decrease) in taxes resulting from:
Non deductible expenses	4,713	3,008	1,297
Research and development and foreign tax credits	(9,419)	(16,311)	(13,251)
Effect of foreign taxes and foreign exchange rates	81	5,695	4,082
GILTI and related international adjustments	12,528	8,972	6,714
§162(m) limitation on executive compensation	2,759	7,396	—
Stock compensation excess tax benefits	2,739	(8,206)	(22)
China non-deductible stock compensation expense	15,329	—	—
US state income taxes, net of federal tax benefit	3,811	1,072	2,892
Change in deferred tax valuation allowance	11,919	10,060	4,145
CARES Act US federal net operating loss carryback benefit	—	—	(4,188)
U.K. rate change	(313)	855	—
Adjustments of prior year estimates and other	(1,044)	(2,330)	(1,566)
Adjustments associated with income tax uncertainties	3,381	3,134	1,566
Total income tax expense	$30,825	$16,740	$23,106

Deferred Income Taxes
The components of the Company’s deferred tax assets and liabilities include the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$23,572	$6,650
Goodwill	850	1,305
Net operating loss carryforwards	20,409	6,492
Research and development and foreign tax credit carryforwards	1,350	1,505
Allowance for doubtful accounts	2,772	2,717
Fixed assets	2,526	1,817
Stock-based compensation	22,533	30,322
Business interest	9,685	6,727
Other assets	4,790	1,768
Total deferred tax assets	88,487	59,303
Total valuation allowance	(28,510)	(16,703)
Total deferred tax assets	$59,977	$42,600

	As of December 31,
	2022	2021
Deferred tax liabilities:
Unremitted earnings of subsidiaries and unrealized translation gains	$(2,793)	$(3,877)
Prepaid expenses	(3,545)	(2,597)
Fixed assets	(649)	(1,071)
Deferred revenue	(460)	—
Customer relationships	(32,844)	(33,500)
Trademark	(73,028)	(73,028)
Internally developed software	(1,565)	(1,280)
Other liabilities	(192)	(932)
Total deferred tax liabilities	(115,076)	(116,285)
Total deferred tax liabilities, net	$(55,099)	$(73,685)
Management believes that it is more likely than not that certain deferred tax assets will not be realized. At December 31, 2022 and 2021, the Company established a full valuation allowance for deferred tax assets in select non-US jurisdictions of approximately $14.5 million and $7.1 million, respectively. The Company established a valuation allowance of approximately $13.1 million and $8.9 million at December 31, 2022 and 2021, respectively, for a separate company U.S. federal net operating loss carryforward and separate company U.S. federal limitation of business interest. The Company established a valuation allowance of approximately $1.0 million and $0.8 million for certain foreign tax credits at December 31, 2022 and 2021, respectively.
At December 31, 2022 and 2021, the Company had U.S. state net operating loss carryforward benefits of $0.1 million and $0.5 million, respectively. The majority of U.S. state net operating loss carryforwards have expiration periods that range from 10 to 20 years.
At December 31, 2022 and 2021, the Company had foreign net operating loss carryforwards of approximately $68.2 million and $15.6 million, respectively. For material APAC jurisdictions, the net operating loss carryforward period is 5 years, and for all other material jurisdictions, the net operating loss carryforward period is indefinite.

As of December 31, 2022 and 2021, the Company does not assert permanent reinvestment on previously taxed foreign earnings with the exception of India, where the Company is permanently reinvested. Deferred tax liabilities of $2.1 million and $3.0 million, respectively, have been accrued on the foreign withholding taxes due upon repatriation. At December 31, 2022 and 2021 a deferred tax asset of $3.3 million and $0.1 million, respectively, has been accrued and recorded to other comprehensive income for cumulative foreign currency translation on previously-taxed earnings and profits of the Company’s controlled foreign corporations. Additional tax implications of future repatriations were considered and deemed immaterial.
For share-based payment awards that are expected to result in a tax deduction, the Company records a deferred tax asset related to the compensation expense that is recognized. In adjusting the compensation expense in the retrospective application of the straight-line method, the Company appropriately adjusted related deferred tax assets. Further, the Company considered whether adjustments to deferred tax assets would require adjustments to valuation allowances and concluded that there were no material valuation allowance adjustments to be recorded.
Unrecognized Tax Benefits
As of December 31, 2022, 2021 and 2020, the Company recorded $14.5 million, $11.3 million and $8.1 million, respectively, of unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$11,609	$8,123	$6,557
Additions for tax positions related to the current year	—	2,068	1,219
Additions for tax positions related to prior years	3,424	1,923	706
Reductions for tax positions related to prior years	(43)	(505)	(316)
Statute of limitations expirations	—	—	(43)
Settlements with tax authorities	—	—	—
Balance, end of year	$14,990	$11,609	$8,123
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022, 2021 and 2020, the income tax expense/(benefit) recognized for interest and penalties related to unrecognized tax benefits was $0.4 million, $0.3 million and $0.1 million, respectively. At December 31, 2022, 2021 and 2020, the Company had cumulative liabilities for penalties and interest related to unrecognized tax benefits of approximately $2.0 million, $1.6 million and $1.3 million, respectively. There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company files tax returns in the U.S. federal, various U.S. states, and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019. The Company’s India subsidiary is no longer subject to income tax examinations by tax authorities in India for years before 2005. For the remaining foreign tax jurisdictions, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2017.

Note 6 – Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Automobiles	$5	$38
Computer equipment	46,300	37,847
Software, including internal-use	19,170	13,575
Leasehold improvements	22,245	20,425
Office furniture and equipment	6,561	7,968
	94,281	79,853
Less: accumulated depreciation and amortization	(55,483)	(45,353)
Property and equipment, net	$38,798	$34,500
Depreciation and amortization expense for property and equipment was $21.3 million, $17.5 million and $16.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 7 – (Loss) Earnings Per Common Share
Basic (loss) earnings per common share is computed by dividing the net (loss) income allocated to common shareholders by the weighted average common shares outstanding for the period.
Diluted (loss) earnings per common share is computed by giving effect to all potential shares of common stock, including outstanding stock options, unvested RSUs and unvested PSUs, to the extent the shares are dilutive. PSU shares are not included in dilution during the performance period. Once the performance period is complete, the PSU shares are included in dilution during the remaining service period, to the extent they are dilutive. Basic and diluted loss per common share are the same for the years ended December 31, 2022 and 2021, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

The components of basic and diluted (loss) earnings per common share are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Basic (loss) earnings per common share:
Net (loss) income	$(105,393)	$(575)	$78,973
Preferred stock dividends	—	(59,642)	—
Earnings allocated to Preferred Stock	—	—	(6,150)
Net (loss) income allocated to common shareholders – Basic	$(105,393)	$(60,217)	$72,823

Weighted average common shares outstanding – Basic	310,911,526	254,271,997	278,225,009
Basic (loss) earnings per common share	$(0.34)	$(0.24)	$0.26

Diluted (loss) earnings per common share:
Net (loss) income allocated to common shareholders – Basic	$(105,393)	$(60,217)	$72,823
Weighted average shares outstanding – Basic	310,911,526	254,271,997	278,225,009
Dilutive effect of:
Employee stock options, RSUs and PSUs (1)	—	—	6,390,986
Weighted average common shares outstanding – Diluted	310,911,526	254,271,997	284,615,995
Diluted (loss) earnings per common share	$(0.34)	$(0.24)	$0.26
(1) Reflects the dilutive effects of applying the treasury stock method to all potential common shares. For periods where the Company was in a net loss, the potential common shares were excluded but would have been dilutive if the Company was not in a net loss.
The following potentially dilutive securities were excluded from the computation of diluted (loss) earnings per common share because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Employee stock options, RSUs and PSUs	26,802,540	23,435,860	444,215

Note 8 – Leases
The Company leases facilities (office space and corporate apartments) and equipment (IT equipment) under various non-cancelable operating leases that expire through September 2032, some of which include one or more options to extend the leases, generally at rates to be determined in accordance with the agreements. The Company's facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. The Company's lease terms include options to extend the lease if they are reasonably certain of being exercised.
The Company recognizes operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Operating lease expense and the related variable lease expense is recorded within SG&A expenses in the Company's consolidated statements of (loss) income and comprehensive (loss) income. As of December 31, 2022, the Company's finance leases were immaterial.
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
As of December 31, 2022, the Company does not have any leases that create significant rights and obligations that have not yet commenced.
The following table presents total lease cost (in thousands):

Year Ended December 31, 2022
Operating lease cost	$19,818
Variable lease cost	2,908
Short-term lease cost	614
Total lease cost	$23,340
The following table presents supplemental cash flow information (in thousands):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$19,779
ROU assets obtained in exchange for new operating lease liabilities	21,819
The following table presents average lease terms and discount rates:

As of December 31, 2022
Weighted-average remaining lease term (years)	4.7
Weighted average discount rate	5.3%

As of December 31, 2022, the aggregate future lease payments under all operating leases are as follows (in thousands):

Operating
2023	$17,938
2024	10,763
2025	6,945
2026	5,506
2027	2,769
Thereafter	7,750
Total lease payments	51,671
Less: imputed interest	5,809
Present value of lease liabilities	$45,862
ASC 840 Disclosures
Prior to the adoption of Topic 842, aggregate future minimum lease payments, net of sublease income, under all operating leases were as follows as of December 31, 2021 (in thousands):

2022	$17,557
2023	11,690
2024	6,849
2025	3,955
2026	3,027
Thereafter	6,088
Total future minimum lease payments	$49,166
Total rent expense for all operating leases for the year ended December 31, 2021 was $19.4 million.
Note 9 – Stockholders' Equity
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

As of December 31, 2022, there were 1,000,000,000 shares of common stock authorized and 315,681,987 shares of common stock outstanding.
Note 10 – Stock-Based Compensation
Equity Incentive Plans
On October 12, 2017, the Company approved the 2017 Plan for the purpose of providing an incentive compensation structure to participants. Under the 2017 Plan, the Company may make awards to such present and future officers, directors, employees, consultants and advisors of the Company as may be selected at the sole discretion of the Board. The option awards gave the participant the right to purchase the Company's former Class C common stock for a prespecified exercise price. As a result of the IPO, the Company no longer grants awards under the 2017 Plan, and all previously awarded options can now be exercised for only the Company's current common stock when vested and exercisable.
In September 2021, the Board approved the Omnibus Plan to assist the Company in attracting, retaining, motivating, and rewarding certain employees, officers, directors, and consultants of the Company and its Affiliates and promoting the creation of long-term value for stockholders, which became effective in connection with the IPO. A total of 62,048,123 shares of the Company’s common stock have been reserved for issuance under the Omnibus Plan.
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$176,046	$60,678	$—
Selling, general and administrative expenses	73,869	67,624	2,020
Total stock-based compensation expense	$249,915	$128,302	$2,020
The income tax expense/(benefit) recognized for the years ended December 31, 2022, 2021 and 2020 was $20.6 million, $(0.8) million and nil, respectively.
Stock Options
Under the 2017 Plan, eligible employees received non-qualified stock options as a portion of their total compensation. The options vest on a graded time vesting schedule (“Time Vesting Options”) over a vesting term of four years and a contractual term of 10 years, with 37.5% vesting on the 18-month anniversary and 6.25% vesting every three months for the remainder of the 48-month period. Upon a change of control, 100% of the time-vesting options will vest immediately. Any unvested options will be forfeited upon termination of employment.
The Company's 2017 Plan permits imposing lock-up restrictions on participants in connection with the IPO. Pursuant to the 2017 Plan, the Company imposed a lock-up restriction, subject to limited exceptions, on selling, transferring or otherwise disposing of options and shares of common stock issuable pursuant to the exercise of options, for a period of one year following the consummation of the IPO, provided that such restriction will lapse as to 50% of such options and shares after six months following the consummation of the offering. The lockup period restrictions have ended as of September 17, 2022.

The following is a summary of performance and time vesting option activity for the year ended December 31, 2022 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2021	24,097,082	$3.79
Granted	—	—
Forfeited	(140,597)	10.77
Exercised	(2,348,923)	2.99
Cancelled	—	—
Expired	—	—
Balance at December 31, 2022	21,607,562	$3.83	$145,393	5.5

Exercisable at December 31, 2022	20,588,419	$3.54	$142,895	5.4
As of December 31, 2022, total compensation cost related to Time Vesting Options not yet recognized was $7.2 million, which will be recognized over a weighted-average period of 2.1 years. Unless otherwise prohibited by law in local jurisdictions, Time Vesting Options will continue to vest according to the 2017 Plan and the applicable award agreements.
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $29.6 million, $24.9 million and $0.8 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $10.32 and $5.71, respectively. No options were granted during the year ended December 31, 2022.
The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted to employees:

	Year Ended December 31,
	2021 (1)	2020 (1)
Risk-free interest rate	0.1%	0.1%
Dividend yield	—%	—%
Expected volatility	55.0%	55.0%
Expected term (years)	1	2
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
Restricted Stock Units
In September 2021, the Board approved the Omnibus Plan. Under the Omnibus Plan, RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period. Unvested RSUs as of December 31, 2022 have varying vesting schedules, with the majority of shares vesting evenly over four years.
All RSUs granted as a result of the IPO included a lock-up period of 6 months, ending March 17, 2022, before the participants could redeem the shares. Throughout the vesting period and the lock-up period, shareholders are subject to the market risk on the value of their shares.

The following is a summary of RSU activity for the year ended December 31, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	14,128,722	$23.39
Granted (1)	11,505,096	14.97
Forfeited	(1,622,736)	22.96
Vested (2)	(10,997,136)	21.77
Unvested balance at December 31, 2022	13,013,946	$17.37
(1)Includes 4.4 million RSUs that were contingent upon the successful and active registration with the State Administration of Foreign Exchange of the People's Republic of China (“China SAFE”), which occurred on February 25, 2022. The amount also includes 0.1 million RSUs granted in relation to the Connected acquisition.
(2)Includes 2.8 million shares that were net settled when released and returned to the share pool for future grants.
The total fair value of RSUs vested during the year ended December 31, 2022 was $189.6 million. No RSUs vested during the years ended December 31, 2021 and 2020.
As of December 31, 2022, total compensation cost related to all RSUs not yet recognized was $157.5 million, of which $114.3 million is IPO related or associated with one-time grants and considered nonrecurring. The remainder of $43.2 million is primarily related to the annual grant and considered recurring. The total unamortized expense is anticipated to be recognized over a weighted-average period of 2.7 years.
Performance Stock Units
In April 2022, the Board of Directors approved the grant of PSUs to certain executives and employees under the Omnibus Plan. Awards with a performance and time-based vesting as well as awards with market-based performance vesting components were granted. The performance and time-based PSUs, or non-market-based PSUs, are subject to the Company’s achievement of specified profit targets. The market-based awards are tied to the Company's performance against relative total shareholder return ("rTSR") targets. Both types of PSUs vest at the end of a three-year service period.
The following is a summary of PSU activity for the year ended December 31, 2022:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	—	$—
Granted (1)	269,586	24.15
Adjustment for PSUs expected to vest as of current period end	(192,889)	25.76
Forfeited	—	—
Vested	—	—
Unvested balance at December 31, 2022	76,697	$20.11
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date, and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of December 31, 2022, total compensation cost related to PSUs not yet recognized was $4.1 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 2.3 years.

Note 11 – Benefit Plans
The Company sponsors a 401(k) plan for substantially all U.S. employees. Employees are allowed to make contributions to the plan through withholdings of their salary. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan for the years ended December 31, 2022, 2021 and 2020, totaled $5.8 million, $4.5 million and $3.8 million, respectively. The Company also maintains similar defined contribution plans in the United Kingdom, Canada, Spain, Italy, Singapore, and Thailand. Total employer contributions under these plans for the years ended December 31, 2022, 2021 and 2020 were $11.0 million, $8.8 million and $7.3 million, respectively.
Note 12 – Credit Agreements
The Company entered into a Senior Secured Credit Facilities (the “Term Loan”), dated October 12, 2017, most recently amended as of December 9, 2022, among the Company, the syndicate lenders thereto and Credit Suisse, AG, Cayman Islands Branch, as administrative agent, to finance, in part, the acquisition of all of the outstanding common stock of the Company. The Term Loan and the Revolver, together with any subsequent amendments, are collectively referred to as the Credit Agreement.
On March 26, 2021, the Company amended and restated its credit agreement (the “Amendment and Restatement”) to increase the term loan facility to a total of $715.0 million. Also, as part of the facility, the aggregate revolving credit facility was increased to $165.0 million from $85.0 million.
On December 9, 2022, the Company amended and restated its credit agreement (the “Second Amendment and Restatement”) to (i) increase the amount of revolving credit commitments from $165.0 million to $300.0 million and (ii) transition the reference rate for the revolving borrowings under the Credit Agreement from LIBOR to SOFR and amend the applicable margins as specified therein.
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin based on the Company’s leverage ratio, plus either (a) a base rate or (b) a LIBOR rate, at the Company's option, subject to interest rate floors. For the first full quarter after the Amendment and Restatement date, the interest rate per annum is equal to (a) 3.25% for LIBOR based borrowings and (b) 2.25% for base rate borrowings, subject to interest rate floors. The interest rate reduced by 0.25% upon the completion of the IPO for both LIBOR and base rate borrowings. The interest rate was further reduced by 0.25% upon the change in corporate family rating in November 2022.
Borrowings under the Revolver bear interest at a rate per annum equal to an applicable margin based on the Company’s leverage ratio, plus either (a) a base rate or (b) the SOFR rate at the Company's option. In addition to paying interest on outstanding borrowings under the Revolver, the Company is required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder and customary letter of credit fees.
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
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of December 31, 2022, the Company was in compliance with its debt covenants.

The Company incurred and capitalized deferred financing fees, or third-party debt issuance costs, of $3.6 million and $7.1 million related to the restated credit agreement for the years ended December 31, 2022 and 2021, respectively. The debt issuance costs are recorded as reductions of the outstanding long-term indebtedness. The Term Loan is paid in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan.
On July 21, 2022, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan. As a result of the prepayment, the Company wrote off $0.9 million of deferred financing fees, which is reflected in other (expense) income, net in the consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2022.
The following table presents the Company's outstanding debt and borrowing capacity (in thousands):

	As of December 31,
	2022	2021
Availability under revolving credit facility (due March 26, 2026)	$300,000	$165,000
Borrowings under revolving credit facility	—	—
Long-term debt (due March 24, 2028), including current portion (1)	399,006	504,530
Interest rate	6.9%	3.5%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The carrying value of the Company’s credit facilities (including current maturities) is as follows (in thousands):

	As of December 31,
	2022	2021
Long-term debt, less current portion	$395,338	$502,488
Capitalized deferred financing fees	(3,482)	(5,108)
Long-term debt	391,856	497,380
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$399,006	$504,530
As of December 31, 2022, the Company’s future principal cash payments for the Term Loan are as follows (in thousands):

Total
2023	$7,150
2024	7,150
2025	7,150
2026	7,150
2027	7,150
2028	366,738
Total future principal cash payments	$402,488

Note 13 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	As of December 31,
	2022	2021
Accrued interest expense	$221	$76
Accrued employee expense	2,016	2,320
Accrued travel expense	281	514
Operating lease expenses	425	262
Insurance charges	198	170
Professional fees	6,321	5,188
Withholding taxes payable	43	26,077
Other taxes payable	1,815	1,803
Rebates payable	1,168	943
Contingent consideration	14,255	—
Other accrued expenses	3,484	6,741
Accrued expenses	$30,227	$44,094
Note 14 – Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balance for each component of accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021	2020
Foreign currency translation:
Beginning balance	$(10,844)	$(1,574)	$(10,067)
Foreign currency translation (loss)/gain	(31,569)	(8,221)	8,743
Income tax benefit (expense)	3,203	(1,049)	(250)
Foreign currency translation, net of tax	(28,366)	(9,270)	8,493
Ending balance	(39,210)	(10,844)	(1,574)
Accumulated other comprehensive loss	$(39,210)	$(10,844)	$(1,574)

Note 15 – Quarterly Selected Financial Data (unaudited)
The following tables include quarterly selected financial information for 2022 and 2021 (in thousands, except per share amounts) and reflect the retrospective adjustment for the change in accounting principle related to the recognition of stock-based compensation, as discussed in Note 1, Business and Summary of Significant Accounting Policies.

	For the Quarter Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenues	$320,940	$332,107	$332,447	$310,744
Cost of revenues	249,765	250,462	244,139	205,939
Selling, general and administrative expenses	104,765	99,352	91,682	76,962
(Loss) income from operations	(39,436)	(21,922)	(8,677)	22,723
Net (loss) income	(43,585)	(39,308)	(38,608)	16,108
Basic (loss) earnings per common share	$(0.14)	$(0.13)	$(0.12)	$0.05
Diluted (loss) earnings per common share	$(0.14)	$(0.13)	$(0.12)	$0.05

	For the Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenues	$237,662	$260,432	$285,051	$286,800
Cost of revenues	134,443	152,191	180,344	202,703
Selling, general and administrative expenses	66,511	68,514	111,289	87,590
Income (loss) from operations	32,362	35,239	(10,755)	(8,085)
Net income (loss)	18,790	18,326	(20,840)	(16,851)
Basic earnings (loss) per common share	$0.06	$(0.18)	$(0.09)	$(0.06)
Diluted earnings (loss) per common share	$0.06	$(0.18)	$(0.09)	$(0.06)
Note 16 – Subsequent Events
On February 24, 2023, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan disclosed in Note 12, Credit Agreements.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11. Executive Compensation
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.
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
2.Financial Statement Schedules. The financial statement schedules have been omitted as they are either not applicable or the required information is otherwise included.
3.Exhibits. The exhibits included below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Fourth Amended and Restated Certificate of Incorporation		8-K	001-40812	September 20, 2021	3.1
3.2	Third Amended and Restated Bylaws		8-K	001-40812	September 20, 2021	3.2
4.1	Description of Securities		10-K	001-40812	March 8, 2022	4.1
4.2	Amended and Restated Registration Rights Agreement		S-1/A	333-258985	August 25, 2021	4.1
4.3	Amendment No. 1 to Amended and Restated Registration Rights Agreement		S-1/A	333-258985	August 25, 2021	4.2
10.1	Amended and Restated Credit Agreement, dated as of March 26, 2021		S-1/A	333-258985	August 25, 2021	10.1
10.2+	Thoughtworks Holding, Inc. 2021 Omnibus Incentive Plan		S-8	333-259702	September 21, 2021	10.1
10.3+	Thoughtworks Holding, Inc. 2021 Employee Stock Purchase Plan		S-8	333-259702	September 21, 2021	10.2
10.4+	Form of Thoughtworks U.K. Share Incentive Plan		S-8	333-259702	September 21, 2021	10.3
10.5+	Turing Holding Corp. (n/k/a Thoughtworks Holding, Inc.) 2017 Stock Option Plan		S-8	333-259702	September 21, 2021	10.4
10.6+	Form of Stock Option Agreement		S-8	333-259702	September 21, 2021	10.5
10.7+	Form of Restricted Stock Unit Agreement		10-Q	001-40812	November 15, 2021	10.11
10.8+	Form of Performance Share Unit Agreement		10-Q	001-40812	August 15, 2022	10.1
10.9+	Form of Indemnification Agreement		S-1/A	333-258985	August 25, 2021	10.5
10.10+	Form of Thoughtworks Holding, Inc. Executive Severance Plan		S-1/A	333-258985	August 25, 2021	10.11
10.11+	Employment Agreement, dated as of October 12, 2017, by and between Thoughtworks, Inc. and Guo Xiao		S-1/A	333-258985	August 25, 2021	10.7
10.12+	Employment Agreement, dated as of October 12, 2017, by and between Thoughtworks, Inc. and Dr. Rebecca Parsons		S-1/A	333-258985	August 25, 2021	10.8

10.13+	Employment Agreement, dated as of October 19, 2017, by and between Thoughtworks, Ltd and Christopher Murphy		S-1/A	333-258985	August 25, 2021	10.9
10.14+	Letter Agreement, dated as of August 10, 2021, by and between Thoughtworks, Inc. and Christopher Murphy		S-1/A	333-258985	August 25, 2021	10.10
10.15	Director Nomination Agreement, dated as of September 17, 2021, by and among the Company and the other signatories party thereto.		10-Q	001-40812	November 15, 2021	10.10
10.16	Incremental Amendment, dated as of March 30, 2021, to the Amended and Restated Credit Agreement	X
10.17	Amendment No. 2 and Incremental Amendment to Amended and Restated Credit Agreement		8-K	001-40812	December 12, 2022	10.1
18.1	Preferability Letter Regarding Change in Accounting Principle dated February 28, 2022 from Ernst & Young LLP	X
21.1	List of Subsidiaries	X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	X
24.1	Power of Attorney (included in signature page hereto)	X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)	X

+	Indicates management contracts or compensatory plans or arrangements
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2023

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Guo Xiao and Erin Cummins, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities as of February 28, 2023.

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