Form 10-Q
period 2023-03-31
Thoughtworks Holding, Inc.
filed 2023-05-09
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 4, 2023, there were 317,248,201 shares of the registrant's common stock outstanding.

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
•our status as a “controlled company” grants us exemptions from certain corporate governance requirements; and
•other factors disclosed in the subsection entitled “Risk Factor Summary" and the section entitled "Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the "2022 Annual Report").
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, those disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our 2022 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,268	$194,294
Trade receivables, net of allowance of $6,715 and $9,531, respectively	146,322	201,695
Unbilled receivables	146,831	122,499
Prepaid expenses and other current assets	36,879	38,202
Total current assets	439,300	556,690
Property and equipment, net	35,460	38,798
Right-of-use assets	45,571	43,123
Intangibles and other assets:
Goodwill	420,394	405,017
Trademark	273,000	273,000
Customer relationships, net	124,167	124,047
Other non-current assets	22,805	21,175
Total assets	$1,360,697	$1,461,850
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,320	$5,248
Long-term debt - current	7,150	7,150
Income taxes payable	21,128	22,781
Accrued compensation	73,536	85,477
Deferred revenue	6,180	5,167
Value-added tax and sales tax payable	5,460	7,526
Accrued expenses	27,848	30,227
Lease liabilities, current	16,502	15,994
Total current liabilities	165,124	179,570
Lease liabilities, non-current	31,533	29,885
Long-term debt, less current portion	291,053	391,856
Deferred tax liabilities	61,204	62,555
Other long-term liabilities	23,926	19,762
Total liabilities	572,840	683,628
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 367,496,570 and 366,306,970 issued, 316,884,385 and 315,681,987 outstanding at March 31, 2023 and December 31, 2022, respectively	367	366
Treasury stock, 50,612,185 and 50,624,983 shares at March 31, 2023 and December 31, 2022, respectively	(624,775)	(624,934)
Additional paid-in capital	1,582,854	1,565,514
Accumulated other comprehensive loss	(38,968)	(39,210)
Retained deficit	(131,621)	(123,514)
Total stockholders' equity	787,857	778,222
Total liabilities and stockholders' equity	$1,360,697	$1,461,850
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$307,056	$320,940
Operating expenses:
Cost of revenues	209,522	249,765
Selling, general and administrative expenses	86,340	104,765
Depreciation and amortization	5,542	5,846
Total operating expenses	301,404	360,376
Income (loss) from operations	5,652	(39,436)
Other (expense) income:
Interest expense	(6,862)	(4,647)
Net realized and unrealized foreign currency gain	1,185	4,738
Other (expense) income, net	(723)	88
Total other (expense) income	(6,400)	179
Loss before income taxes	(748)	(39,257)
Income tax expense	7,359	4,328
Net loss	$(8,107)	$(43,585)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	242	(5,471)
Comprehensive loss	$(7,865)	$(49,056)

Net loss per common share:
Basic loss per common share	$(0.03)	$(0.14)
Diluted loss per common share	$(0.03)	$(0.14)

Weighted average shares outstanding:
Basic	316,451,601	306,189,816
Diluted	316,451,601	306,189,816
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2021	305,132,181	$356	50,985,571	$(629,424)	$1,359,149	$(10,844)	$(17,280)	$701,957
Net loss	—	—	—	—	—	—	(43,585)	(43,585)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,471)	—	(5,471)
Issuance of common stock for equity incentive awards, net of withholding taxes	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	100,183	—	—	100,183
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	310,024,807	$361	50,829,765	$(627,484)	$1,429,489	$(16,315)	$(61,706)	$724,345

Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive loss, net of tax	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,107)	$(43,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,089	8,582
Bad debt expense (recovery)	1,452	(100)
Deferred income tax benefit	(4,485)	(2,434)
Stock-based compensation expense	17,679	100,183
Unrealized foreign currency exchange gain	(948)	(5,640)
Non-cash lease expense on right-of-use assets	4,525	4,153
Other operating activities, net	1,413	314
Changes in operating assets and liabilities:
Trade receivables	56,674	(1,130)
Unbilled receivables	(23,238)	(35,314)
Prepaid expenses and other assets	(1,393)	(4,962)
Lease liabilities	(4,705)	(2,358)
Accounts payable	1,975	1,613
Accrued expenses and other liabilities	(16,884)	(25,417)
Net cash provided by (used in) operating activities	33,047	(6,095)
Cash flows from investing activities:
Purchase of property and equipment	(1,657)	(5,134)
Proceeds from disposal of fixed assets	91	136
Acquisitions, net of cash acquired	(15,989)	—
Net cash used in investing activities	(17,555)	(4,998)
Cash flows from financing activities:
Payments of obligations of long-term debt	(101,788)	(1,788)
Payments of debt issuance costs	(99)	—
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	2,169	704
Withholding taxes paid on tender offer	—	(15,469)
Withholding taxes paid on dividends previously declared	—	(5,903)
Withholding taxes paid related to net share settlement of equity awards	(2,348)	(7,307)
Other financing activities, net	25	(29)
Net cash used in financing activities	(102,041)	(29,792)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,548	182
Net decrease in cash, cash equivalents and restricted cash	(85,001)	(40,703)
Cash, cash equivalents and restricted cash at beginning of the period	195,564	394,942
Cash, cash equivalents and restricted cash at end of the period	$110,563	$354,239

Supplemental disclosure of cash flow information:
Interest paid	$6,645	$4,355
Income taxes paid	$6,856	$2,383

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued expenses	$—	$4,575
Withholding taxes payable included within accrued compensation	$—	$21,930
Option costs receivable included within other current assets	$—	$635

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$109,268	$339,638
Restricted cash included in other current assets	—	13,376
Restricted cash included in other non-current assets	1,295	1,225
Total cash, cash equivalents and restricted cash	$110,563	$354,239
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Thoughtworks Holding, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2022 Annual Report.
Certain amounts in the prior period consolidated financial statements and notes have been reclassified to conform to the 2023 presentation. These reclassifications had no effect on results of operations previously reported.
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
Allowance for Credit Losses
The Company analyzes its historical credit loss experience and considers current conditions and reasonable and supportable forecasts in developing the expected credit loss rates. Interest is not generally accrued on outstanding balances as the balances are considered short-term in nature.

Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Three Months Ended March 31, 2023
Allowance for credit losses, beginning balance	$(9,531)
Current provision for expected credit losses	(1,452)
Write-offs charged against allowance	4,566
Changes due to exchange rates	(298)
Allowance for credit losses, ending balance	$(6,715)
Recently Adopted Accounting Standards
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

Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended March 31, 2023 and 2022 was 66% and 63%, respectively.
As of March 31, 2023 and December 31, 2022, 73% and 69%, respectively, of trade receivables and unbilled receivables was due from customers located outside the United States. At March 31, 2023 and December 31, 2022, the Company had net property and equipment of $26.9 million and $30.0 million, respectively, outside the United States.
Change in Accounting Principle - Stock-Based Compensation
In the fourth quarter of 2022, the Company changed its stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. The Company believes the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections, because it more accurately reflects how the award is earned over the service period and is the predominant method used in its industry. The Company applied the change retrospectively adjusting all periods presented resulting in a decrease to net loss of $16.3 million and a decrease to basic and diluted loss per share of $0.06 for the first quarter of 2022.

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
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended March 31,
	2023	2022
North America (1)	$112,314	$121,949
APAC (2)	100,162	102,206
Europe (3)	83,050	82,926
LATAM	11,530	13,859
Total revenues	$307,056	$320,940
(1)For the three months ended March 31, 2023 and 2022, the United States represented 35.3%, or $108.4 million, and 35.9%, or $115.1 million, respectively, of the Company’s total revenues. Canadian operations were determined to be immaterial given revenue as a percentage of total North America revenues was less than 10% for the three months ended March 31, 2023 and 2022.
(2)For the three months ended March 31, 2023, revenue in Australia as a percentage of the Company’s total revenues was less than 10%. For the three months ended March 31, 2022, Australia represented 11.3%, or $36.3 million, of the Company’s total revenues.
(3)For the three months ended March 31, 2023 and 2022, the United Kingdom represented 11.4%, or $35.1 million, and 11.7%, or $37.7 million, of the Company's total revenues. For the three months ended March 31, 2023, Germany represented 10.7%, or $32.8 million of the Company's total revenues. For the three months ended March 31, 2022, revenue in Germany as a percentage of the Company’s total revenues was less than 10%.
Other non-U.S. countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three months ended March 31, 2023 and 2022.
The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended March 31,
	2023	2022
Technology and business services	$74,133	$85,349
Energy, public and health services	84,039	77,110
Retail and consumer	47,912	62,435
Financial services and insurance	55,155	58,464
Automotive, travel and transportation	45,817	37,582
Total revenues	$307,056	$320,940

The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended March 31,
	2023	2022
Time-and-material	$257,250	$271,363
Fixed-price	49,806	49,577
Total revenues	$307,056	$320,940
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of March 31, 2023	As of December 31, 2022
Contract assets included in unbilled receivables	$40,112	$39,941
Contract liabilities included in deferred revenue	$6,180	$5,167
Contract assets primarily relate to unbilled amounts on fixed-price contracts. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended March 31, 2023 and 2022, the Company recognized $3.5 million and $10.1 million, respectively, of revenues that were included in current liabilities at the prior year end.
Costs to Obtain a Customer Contract
The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs would primarily relate to commissions paid to our account executives and are included in selling, general and administrative ("SG&A") expenses.
The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,588	$2,039
Costs to obtain contracts capitalized	68	91
Amortization of capitalized costs	(268)	(315)
Changes due to exchange rates	3	(1)
Balance at end of period	$1,391	$1,814
Transaction Price Allocated to Remaining Performance Obligations
The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less.

Note 3 – Acquisitions
On February 1, 2023, the Company completed the acquisition of ITOC Pty Ltd ("Itoc"), a leading Amazon Web Services Advanced Consulting Partner and Cloud Managed Services Provider in Australia, in an all-cash transaction for a gross purchase price of $17.8 million, or $16.0 million net of cash acquired of $1.8 million. Itoc is now wholly owned by the Company. The acquisition expands Thoughtworks’ capabilities to help modernize and place digital at the center of client operations as they transition to the cloud.
The Company accounted for the acquisition under ASC 805, Business Combinations. The goodwill recognized in connection with the acquisition reflects the benefits expected to be derived from certain operational synergies. The fair value of the net assets acquired for the business was determined using Level 3 inputs, for which little or no market data exists, requiring the Company to develop assumptions regarding future cash flow projections. The results of operations of the acquired business have been included in the condensed consolidated statements of loss and comprehensive loss from the acquisition date. Pro forma results of operations for the acquisition are not presented because the pro forma effects were not material to the Company's consolidated results of operations.
Aggregate acquisition-related costs related to Itoc of $1.1 million for the three months ended March 31, 2023 were included within SG&A expenses in the condensed consolidated statements of loss and comprehensive loss.
The Company's preliminary allocation of the fair value of underlying assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total
Cash and cash equivalents	$1,788
Trade receivables, net of allowance	1,251
Customer relationships, net (1)	3,500
Goodwill	13,766
Accounts payable	(110)
Accrued compensation	(363)
Accrued expenses	(927)
Deferred revenue	(235)
Income taxes payable	(178)
Lease liabilities, current	(173)
Deferred tax liabilities	(1,050)
Other assets/liabilities, net	508
Total gross purchase price	$17,777
(1)The weighted average amortization period is four years.
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
In connection with the acquisition of Connected Lab Inc. ("Connected") in the second quarter of 2022, the Company recorded a liability of $14.0 million of contingent consideration, which is included within the total purchase price and classified within accrued expenses in the condensed consolidated balance sheet. The present value of the contingent consideration liability was determined using a Monte Carlo Simulation that calculated the average present value of the earnout payment. The fair value measurement of the earnout includes a performance metric which is an unobservable Level 3 input. The contingent consideration is payable in cash dependent upon achievement of the performance metric. The liability was remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the condensed consolidated statements of loss and comprehensive loss, and the final payout amount of $14.3 million was paid on May 4, 2023.
The following table presents the change in the contingent consideration liability (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$14,255	$—
Change due to exchange rates	12	—
Balance at end of period	$14,267	$—
Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2022	$405,017
Additions due to acquisitions	13,766
Changes due to exchange rates	1,611
Balance as of March 31, 2023	$420,394
The following is a summary of other intangible assets (in thousands):

	March 31, 2023	December 31, 2022
Customer relationships	$196,947	$193,447
Less accumulated amortization	(62,961)	(59,369)
Customer relationships, net	133,986	134,078
Trademark	273,000	273,000
Total other intangible assets, after amortization	406,986	407,078
Changes due to exchange rates	(9,819)	(10,031)
Other intangible assets, net	$397,167	$397,047
Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. Amortization expense related to these intangible assets was $3.6 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2023	$11,633
2024	15,510
2025	15,510
2026	15,510
2027	14,708
Thereafter	61,115
$133,986

The weighted average remaining useful life of the Company’s finite-lived intangible assets was 8.8 years as of March 31, 2023 and 9.2 years as of December 31, 2022.
Note 5 – Income Taxes
Prior to the Company's initial public offering ("IPO") in September 2021, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year to the pre-tax income or loss for the interim period, adjusting the provision for discrete tax items recorded in the period. Upon the IPO, due to the magnitude of transaction related stock-based compensation costs, the Company's forecasted pre-tax income for the year is causing the tax rate to be highly sensitive, whereby minor changes in forecasted pre-tax income generate significant variability in the estimated annual effective tax rate. This is impacting the customary relationship between income tax expense and pre-tax income in interim periods. Beginning in the third quarter of 2021, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate due to the range of potential impacts for the aforementioned forecast changes. Accordingly, the Company computed the effective tax rate for the three-month period ended March 31, 2023 using actual results, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting.
The Company’s effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was (983.8)% and (11.0)%, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% primarily due to U.S. corporate state income taxation and the effect of foreign operations, which reflects the impact of higher income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of China SAFE restricted stock units ("RSUs"), the unfavorable impact of capitalized research and experimental costs under Internal Revenue Code ("IRC") §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion, impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the three months ended March 31, 2023 and March 31, 2022, respectively. The change in the effective tax rate for the three months ended March 31, 2023, as compared to the prior period, and the negative effective tax rate for the three months ended March 31, 2023 and March 31, 2022, is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Note 6 – Loss Per Share
The components of basic and diluted loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss – Basic and diluted	$(8,107)	$(43,585)
Denominator:
Weighted average shares outstanding – Basic and diluted	316,451,601	306,189,816
Basic and diluted loss per share	$(0.03)	$(0.14)
The following potentially dilutive securities were excluded from the computation of diluted loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Employee stock options, RSUs and performance stock units ("PSUs")	20,285,106	26,738,377

Note 7 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$10,530	$69,909
Selling, general and administrative expenses	7,149	30,274
Total stock-based compensation expense	$17,679	$100,183
Stock Options
The following is a summary of performance and time vesting stock option activity for the three months ended March 31, 2023 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2022	21,607,562	$3.83
Granted	—	—
Forfeited	(150,544)	12.67
Exercised	(700,257)	3.10
Cancelled	—	—
Expired	—	—
Balance at March 31, 2023	20,756,761	$3.79	$87,119	5.3

Exercisable at March 31, 2023	19,918,210	$3.53	$86,261	5.2
As of March 31, 2023, total compensation cost related to time vesting options not yet recognized was $6.1 million, which will be recognized over a weighted-average period of 1.8 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan (the "2017 Plan") and the applicable award agreements.

Restricted Stock Units
The following is a summary of RSU activity for the three months ended March 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	13,013,946	$17.37
Granted	103,080	8.88
Forfeited	(606,049)	17.64
Vested (1)	(709,114)	23.07
Unvested balance at March 31, 2023	11,801,863	$16.94
(1)Includes 0.2 million shares that were net settled when released and returned to the share pool for future grants.
As of March 31, 2023, total compensation cost related to RSUs not yet recognized was $131.6 million, of which $30.1 million is IPO related or associated with one-time grants and considered non-recurring. The remainder of $101.5 million is primarily related to the annual grant and considered recurring. The total unamortized expense is anticipated to be recognized over a weighted-average period of 2.5 years.
Performance Stock Units
The following is a summary of PSU activity for the three months ended March 31, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	76,697	$20.11
Granted (1)	737,483	8.44
Adjustment for PSUs expected to vest as of current period end	(350,969)	8.78
Forfeited	—	—
Vested	—	—
Unvested balance at March 31, 2023	463,211	$10.12
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of March 31, 2023, total compensation cost related to PSUs not yet recognized was $9.6 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 2.5 years.
Note 8 – Credit Agreements
Our subsidiaries are party to an amended and restated credit agreement, dated December 9, 2022 (as amended, the “Credit Agreement”), among Thoughtworks, Inc., Turing Acquisition LLC and Turing Midco LLC, Turing Topco LLC (“Holdings”), Credit Suisse AG, Cayman Islands Branch, as administrative agent, the lenders party thereto and the other parties from time-to-time party thereto, which provides for a senior secured term loan (the "Term Loan") of $715.0 million and a senior secured revolving credit facility (the "Revolver") of $300.0 million.
On February 24, 2023, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan. As a result of the prepayment, the Company wrote off $0.9 million of deferred financing fees, which is reflected in other (expense) income, net in the condensed consolidated statements of loss and comprehensive loss for the three months ended March 31, 2023.
The following table presents the Company's outstanding debt and borrowing capacity (in thousands, except percentages):

	March 31, 2023	December 31, 2022
Availability under Revolver (due March 26, 2026)	$300,000	$300,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$298,203	$399,006
Interest rate	7.3%	6.9%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	March 31, 2023	December 31, 2022
Long-term debt, less current portion	$293,550	$395,338
Capitalized deferred financing fees	(2,497)	(3,482)
Long-term debt	291,053	391,856
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$298,203	$399,006
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of March 31, 2023 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $392.0 million as of December 31, 2022.
Note 9 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2023	December 31, 2022
Accrued interest expense	$142	$221
Accrued employee expense	1,927	2,016
Accrued travel expense	555	281
Operating lease expenses	412	425
Insurance charges	289	198
Professional fees	5,528	6,321
Other taxes payable	917	1,815
Rebates payable	1,096	1,168
Contingent consideration	14,267	14,255
Other accrued expenses	2,715	3,527
Accrued expenses	$27,848	$30,227

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2022 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” in our 2022 Annual Report and “Forward-Looking Statements” herein for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Quarterly results reflected herein are not necessarily indicative of our operating results for a full year or any future period.
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 11,840 Thoughtworkers strong across 51 offices in 18 countries. For almost 30 years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
Our revenues are generated from providing professional services based on the mix and locations of delivery professionals involved, the pricing structure, which is predominantly time-and-materials, and the type of services, including: enterprise modernization, platforms & cloud; customer experience, product & design; data & artificial intelligence; digital application management & operations; and digital transformation & operations.
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Revenues	$307,056	$320,940
Revenue Growth Rate as reported (1)	(4.3)%	35.0%
Revenue Growth Rate at constant currency (1)	(0.9)%	38.2%
Net loss	$(8,107)	$(43,585)
Net loss margin	(2.6)%	(13.6)%
Adjusted Net Income (2)	$10,067	$43,992
Adjusted EBITDA (3)	$34,900	$72,872
Adjusted EBITDA Margin (3)	11.4%	22.7%
(1)Certain of our subsidiaries use functional currencies other than the U.S. dollar and the translation of these foreign currency amounts into the U.S. dollar can impact the comparability of our revenues between periods. Accordingly, we use Revenue Growth Rate at constant currency as an important indicator of our underlying performance. Revenue Growth Rate at constant currency is a Non-GAAP measure and is calculated by applying the average exchange rates in effect during the earlier comparative fiscal period to the later fiscal period.
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three months ended March 31, 2023, revenues decreased 4.3%. Acquisitions completed in the last twelve months contributed approximately 3% to revenue growth for the three months ended March 31, 2023. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three months ended March 31, 2022, we would have reported a decrease in revenues of (0.9)%. The negative impact to revenues, from foreign currencies, was due to the appreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net Loss, Net Loss Margin and Adjusted Net Income
For the three months ended March 31, 2023, the $35.5 million decrease in net loss and 11.0 percentage point decrease in net loss margin as compared to the three months ended March 31, 2022 were driven by decreased stock-based compensation expense of $82.5 million, which includes a decrease of $85.7 million of nonrecurring expense mainly related to option and RSU expense from the IPO, partially offset by an increase of $3.2 million of recurring RSU expense primarily related to the annual grant, partially offset by increased payroll expense (excluding stock-based compensation) of $19.2 million, which includes severance expense, a $13.9 million decrease in revenue and a $3.0 million increase in income tax expense.
For the three months ended March 31, 2023, the decrease in Adjusted Net Income as compared to the three months ended March 31, 2022 of $33.9 million, or 77.1%, was primarily due to increased payroll expense (excluding stock-based compensation), which includes severance expense, a decrease in revenue and an increase in income tax expense, as determined under the discrete method.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended March 31, 2023, the decrease in Adjusted EBITDA as compared to the three months ended March 31, 2022 of $38.0 million, or 52.1%, was driven by higher operating expenses, such as increased payroll expense (excluding stock-based compensation) and a decrease in revenue. The decrease in Adjusted EBITDA Margin as compared to the three months ended March 31, 2022 was primarily due to increased payroll expense (excluding stock-based compensation), which includes severance expense, and lower utilization.

Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Revenues	$307,056	$320,940
Operating expenses:
Cost of revenues (1)	209,522	249,765
Selling, general and administrative expenses (1)	86,340	104,765
Depreciation and amortization	5,542	5,846
Income (loss) from operations	5,652	(39,436)
Other (expense) income:
Interest expense	(6,862)	(4,647)
Net realized and unrealized foreign currency gain	1,185	4,738
Other (expense) income, net	(723)	88
Total other (expense) income	(6,400)	179
Loss before income taxes	(748)	(39,257)
Income tax expense	7,359	4,328
Net loss	$(8,107)	$(43,585)
Effective tax rate	NM	(11.0)%
NM - not meaningful.
(1) Includes stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$10,530	$69,909
Selling, general and administrative expenses	7,149	30,274
Total stock-based compensation expense	$17,679	$100,183
Summary Comparison of Three Months Ended March 31, 2023 with the Three Months Ended March 31, 2022
Revenues
We have a global footprint with the ability to deliver services from multiple geographic regions. While we continue to derive a substantial part of our overall revenues from existing clients, we maintain relatively low client concentration among our largest clients. We remain focused on acquiring new clients through programs designed to generate new business demand and position us as a trusted partner, and we have dedicated new business teams working with marketing using data-driven approaches to focus on client acquisition efforts.

The following table presents our number of clients, number of clients generating greater than $10 million in revenues and net dollar retention rate:

	Trailing twelve months ended
	March 31, 2023	March 31, 2022
Number of clients (1)	442	384
Number of clients generating greater than $10 million in revenues	39	31
Net dollar retention rate (2)	106%	132%
(1) We define clients as those with spend in excess of $25,000 within the preceding twelve months.
(2) The decrease was driven by pauses in ongoing engagements and slower engagement growth due to some clients impacted by budget pressures beginning in the third quarter of 2022, particularly in our APAC region and our retail and consumer and technology and business services verticals.
The following table presents the percentage of revenues from new and existing clients:

	Three Months Ended March 31,		Trailing twelve months ended March 31,
	2023	2022	2023	2022
Existing clients (1)	97.2%	95.4%	89.2%	88.3%
New clients	2.8%	4.6%	10.8%	11.7%
(1) For the three months ended March 31, 2023 and 2022, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the trailing twelve months ended March 31, 2023 and 2022, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months.
During the three months ended March 31, 2023, we contracted with 47 new logos with a higher concentration within the energy, public and health services and financial services and insurance industry verticals.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
Technology and business services	$74,133	24.1%	$85,349	26.6%
Energy, public and health services	84,039	27.4%	77,110	24.0%
Retail and consumer	47,912	15.6%	62,435	19.5%
Financial services and insurance	55,155	18.0%	58,464	18.2%
Automotive, travel and transportation	45,817	14.9%	37,582	11.7%
Total revenues	$307,056	100.0%	$320,940	100.0%
During the three months ended March 31, 2023, we saw a decrease in revenue in the retail and consumer, technology and business services and financial services and insurance industry verticals of (23.3)%, (13.1)% and (5.7)%, respectively, compared to the three months ended March 31, 2022. The decreases in the retail and consumer, technology and business services and financial services and insurance industry verticals were driven by a reduction or pause in certain projects as some clients faced budgetary pressures. The automotive, travel and transportation and the energy, public and health services industry verticals grew by 21.9% and 9.0%, respectively, compared to the three months ended March 31, 2022. Revenue growth in the automotive, travel and transportation vertical was driven by customer experience, product and design, and growth in the energy, public and health services industry vertical was driven by enterprise modernization, platforms and cloud.
Revenues by Customer Location
Our revenues are sourced from four geographic markets: North America, Asia-Pacific region ("APAC"), Europe and Latin America ("LATAM"). We present and discuss our revenues by the geographic location where the revenues are under client contract; however, the delivery of those client contracts could be supported by offshore delivery locations.
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
North America	$112,314	36.6%	$121,949	38.0%
APAC	100,162	32.6%	102,206	31.9%
Europe	83,050	27.0%	82,926	25.8%
LATAM	11,530	3.8%	13,859	4.3%
Total revenues	$307,056	100.0%	$320,940	100.0%
For the three months ended March 31, 2023, we had a decrease in revenue of 7.9% in North America, with the United States contributing revenues of $108.4 million compared to $115.1 million for the same period in 2022. The largest revenue concentration came from the energy, public and health services and technology and business services industry verticals.
For the three months ended March 31, 2023, we had a decrease in revenue of 2.0% in APAC where the top revenue contributing customer location country was Australia with revenues of $29.0 million compared to $36.3 million for the same period in 2022. The largest revenue concentration came from the financial services and insurance and technology and business services industry verticals. We saw a negative impact to revenue from the strengthening of the United States Dollar against the foreign currencies in APAC, particularly the Australian Dollar.
For the three months ended March 31, 2023, we had revenue growth of 0.1% in Europe where the top revenue contributing customer location country was the United Kingdom with revenues of $35.1 million compared to $37.7 million for the same period in 2022. The largest revenue concentration came from the automotive, travel and transportation and the energy, public and health services industry verticals. We saw a negative impact to revenue from the strengthening of the United States Dollar against the foreign currencies in Europe, particularly the Euro and the Great British Pound.
For the three months ended March 31, 2023, we had a decrease in revenue of 16.8% in LATAM compared to the same period in 2022 with Brazil being our largest customer location. The largest revenue concentration came from the financial services and insurance and retail and consumer industry verticals.
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

The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
Top five clients	$52,590	17.1%	$48,120	15.0%
Top ten clients	$82,558	26.9%	$83,031	25.9%
Top fifty clients	$206,577	67.3%	$212,012	66.1%
People Metrics

Number of employees		Average revenue per employee (1)				Trailing Twelve Months Voluntary Attrition
As of		Three Months Ended		Annualized as of		As of
March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
11,840	11,278	$25,000	$29,000	$100,000	$116,000	13.1%	14.1%
(1) We define average revenue per employee as total revenues for the period divided by the average number of employees in such period.
The decrease in average revenue per employee compared to the three months ended March 31, 2022 was driven by the negative impact from foreign currency translation, geographic mix and decreased utilization. We believe the decrease in voluntary attrition and thus higher retention was due to technology industry hiring trends and our unique, cultivating culture, our focus on career development, our intensive training programs and our interesting work opportunities.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.5 billion and $1.5 billion for the trailing twelve months ended March 31, 2023 and 2022, respectively.
Cost of Revenues

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands, except percentages)
Cost of revenues	$209,522	$249,765	(16.1)%
During the three months ended March 31, 2023, cost of revenues (including stock-based compensation) decreased (16.1)% compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in stock-based compensation expense of $59.4 million, partially offset by an increase in payroll expense (excluding stock-based compensation) of $18.1 million due to higher headcount and severance expense.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands, except percentages)
Gross profit	$97,534	$71,175	37.0%
Gross margin	31.8%	22.2%
Our gross margin increased by 9.6 percentage points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in stock-based compensation of $59.4 million, partially offset by an increase in payroll expense (excluding stock-based compensation) of $18.1 million, which includes severance expense, and decreased utilization.
SG&A Expenses and SG&A Margin

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands, except percentages)
SG&A expenses	$86,340	$104,765	(17.6)%
SG&A margin	28.1%	32.6%
For the three months ended March 31, 2023, SG&A expenses decreased 17.6% compared to the three months ended March 31, 2022. SG&A expenses for the three months ended March 31, 2023 includes severance expense. The decrease was primarily due to a decrease in stock-based compensation expense of $23.1 million. The decrease in SG&A margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven by decreased stock-based compensation expense as noted above.
Depreciation and Amortization

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands, except percentages)
Depreciation and amortization	$5,542	$5,846	(5.2)%
There was not a material change in depreciation and amortization for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Income (Loss) from Operations and Income (Loss) from Operations Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	% Change
Income (loss) from operations	$5,652	$(39,436)	(114.3)%
Income (loss) from operations margin	1.8%	(12.3)%
The increase in income from operations was primarily driven by a decrease in stock-based compensation expense of $82.5 million, as previously discussed, which includes $46.7 million related to the approval of China SAFE during the first quarter of 2022, partially offset by an increase in payroll expense (excluding stock-based compensation) of $19.2 million, which includes severance expense, and a decrease in revenues of $13.9 million driven by decreased utilization.

Interest Expense

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands, except percentages)
Interest expense	$6,862	$4,647	47.7%
Interest expense is primarily related to our Term Loan and Revolver. The increase for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the increased interest rate on our borrowings, partially offset by decreased borrowings due to certain prepayments under our Credit Agreement.
Income Tax Expense and Effective Tax Rate

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands, except percentages)
Income tax expense	$7,359	$4,328	70.0%
Effective tax rate	NM	(11.0)%
NM - not meaningful. See Note 5, Income Taxes, for additional discussion around forecasting uncertainties related to our income tax rate.
The Company’s income tax expense increased by $3.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the unfavorable impact of excess tax deficiencies on stock-based compensation and provision for uncertain income tax positions, offset by valuation allowances on deferred tax assets of select foreign operations and net GILTI inclusion.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of China SAFE RSUs, the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion, impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the three months ended March 31, 2023 and 2022, respectively. The change in the effective tax rate for the three months ended March 31, 2023 as compared to the prior period, and the negative effective tax rate for the three months ended March 31, 2023 and 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Foreign Currency Exchange Gains and Losses
See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report as well as “Item 1A. Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates" as included in our 2022 Annual Report.
Non-GAAP Financial Measures
We define Adjusted Net Income as net loss adjusted for unrealized gain on foreign currency exchange, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan and income tax effects of adjustments.
We define Adjusted EBITDA as net loss adjusted to exclude income tax expense, interest expense, other expense (income), net, unrealized gain on foreign currency exchange, stock-based compensation expense, depreciation and amortization expense, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations and employer payroll related expense on employee equity incentive plan. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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

The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,107)	$(43,585)
Unrealized foreign exchange gain	(948)	(5,640)
Stock-based compensation	17,679	100,183
Amortization of acquisition-related intangibles	3,591	2,992
Acquisition costs (a)	1,706	20
Certain professional fees (b)	225	803
Employer payroll related expense on employee equity incentive plan (c)	242	3,622
Income tax effects of adjustments (d)	(4,321)	(14,403)
Adjusted Net Income	$10,067	$43,992

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,107)	$(43,585)
Income tax expense	7,359	4,328
Interest expense	6,862	4,647
Other expense (income), net (e)	793	(88)
Unrealized foreign exchange gain	(948)	(5,640)
Stock-based compensation	17,679	100,183
Depreciation and amortization	9,089	8,582
Acquisition costs (a)	1,706	20
Certain professional fees (b)	225	803
Employer payroll related expense on employee equity incentive plan (c)	242	3,622
Adjusted EBITDA	$34,900	$72,872
Net loss margin	(2.6)%	(13.6)%
Adjusted EBITDA Margin	11.4%	22.7%
(a)Reflects costs for certain professional fees and retention wage expenses related to certain acquisitions.
(b)Adjusts for certain transaction expenses, non-recurring legal expenses, and one-time professional fees.
(c)We exclude employer payroll related expense on employee equity incentive plan as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these expenses may vary in any particular period independent of the financial and operating performance of our business.
(d)Adjusts for the income tax effects of the foregoing adjusted items.
(e)Excludes a gain, which was included within Other (expense) income, net in the condensed consolidated statements of loss and comprehensive loss for the first quarter of 2023, related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables in 2022.

Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$109,268	$194,294
Availability under Revolver	300,000	300,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	298,203	399,006
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented in Note 8, Credit Agreements.
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
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $109.3 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 12, Credit Agreements, in the notes to our consolidated financial statements included in the 2022 Annual Report for a discussion of our Term Loan and Revolver as well as Note 8, Credit Agreements, with respect to this Quarterly Report. As of March 31, 2023, we had $300.7 million outstanding under our Term Loan with an interest rate of 7.30% and no borrowings outstanding under the Revolver.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of March 31, 2023, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$33,047	$(6,095)
Investing activities	(17,555)	(4,998)
Financing activities	(102,041)	(29,792)
Effect of exchange rate changes on cash and cash equivalents	1,548	182
Net decrease in cash and cash equivalents	$(85,001)	$(40,703)

Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2023 was $33.0 million compared to cash used of $6.1 million for the comparable period in 2022. The increase in cash provided was primarily due to a decrease in trade receivables attributable to lower revenue growth and a decrease in accruals compared to the three months ended March 31, 2022 driven by the payment of IPO related expenses in the first quarter of 2022.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $17.6 million compared to $5.0 million in the same period in 2022. The increase was primarily attributable to the acquisition of Itoc in the first quarter of 2023.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was $102.0 million driven by the repayment of long-term debt of $101.8 million.
Net cash used in financing activities of $29.8 million during the three months ended March 31, 2022 was driven by withholding taxes paid related to the following: net share settlement on equity awards of $7.3 million, tender offer of $15.5 million and dividends previously declared of $5.9 million.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
We recorded an acquisition purchase price liability of $14.0 million for contingent consideration related to the acquisition of Connected. The final payout amount of $14.3 million was paid on May 4, 2023.
Refer to Note 3, Acquisitions, and Note 8, Leases, of the notes to our consolidated financial statements included in Part II, Item 8 of the 2022 Annual Report for further detail regarding the aforementioned contingent consideration and additional information related to our lease commitments.
There were no other material changes in our contractual obligations and commitments during the three months ended March 31, 2023 from the contractual obligations and commitments disclosed in the 2022 Annual Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2022 Annual Report.
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
There were no material changes to the information on market risk disclosure from our 2022 Annual Report.
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

Item 1A. Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the 2022 Annual Report in Part I, Item 1A. “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since those set forth in the 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the first quarter of 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1+*	Form of Performance Share Unit Agreement, as amended
10.2+*	Employment Agreement dated as of October 19, 2017, by and between Thoughtworks, Ltd. and Erin Cummins
10.3+*	Employment Agreement dated as of October 12, 2017, by and between Thoughtworks, Inc. and Sai Mandapaty
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
**	Exhibits furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2023

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)