Form 10-Q
period 2023-06-30
Thoughtworks Holding, Inc.
filed 2023-08-08
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2023, there were 317,728,750 shares of the registrant's common stock outstanding.

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
•our restructuring actions may not be successful, may impact our business and financial performance, and may result in additional costs;
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
•we may be unable to implement our strategy;
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
•our status as a “controlled company” grants us exemptions from certain corporate governance requirements; and
•other factors disclosed in the subsection entitled “Risk Factor Summary" and the section entitled "Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the "2022 Annual Report") and the section entitled "Risk Factors" in this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,151	$194,294
Trade receivables, net of allowance of $7,915 and $9,531, respectively	154,208	201,695
Unbilled receivables	137,089	122,499
Prepaid expenses and other current assets	35,262	38,202
Total current assets	414,710	556,690
Property and equipment, net	32,062	38,798
Right-of-use assets	43,577	43,123
Intangibles and other assets:
Goodwill	422,313	405,017
Trademark	273,000	273,000
Customer relationships, net	120,677	124,047
Other non-current assets	20,888	21,175
Total assets	$1,327,227	$1,461,850
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,555	$5,248
Long-term debt - current	7,150	7,150
Income taxes payable	7,449	22,781
Accrued compensation	77,180	85,477
Deferred revenue	6,007	5,167
Value-added tax and sales tax payable	5,289	7,526
Accrued expenses	14,406	30,227
Lease liabilities, current	15,594	15,994
Total current liabilities	137,630	179,570
Lease liabilities, non-current	30,417	29,885
Long-term debt, less current portion	289,379	391,856
Deferred tax liabilities	54,224	62,555
Other long-term liabilities	21,849	19,762
Total liabilities	533,499	683,628
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 368,253,048 and 366,306,970 issued, 317,647,945 and 315,681,987 outstanding at June 30, 2023 and December 31, 2022, respectively	368	366
Treasury stock, 50,605,103 and 50,624,983 shares at June 30, 2023 and December 31, 2022, respectively	(624,687)	(624,934)
Additional paid-in capital	1,601,559	1,565,514
Accumulated other comprehensive loss	(39,619)	(39,210)
Retained deficit	(143,893)	(123,514)
Total stockholders' equity	793,728	778,222
Total liabilities and stockholders' equity	$1,327,227	$1,461,850
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$287,215	$332,107	$594,271	$653,047
Operating expenses:
Cost of revenues	196,338	250,462	405,860	500,227
Selling, general and administrative expenses	86,626	99,352	172,966	204,117
Depreciation and amortization	5,874	4,215	11,416	10,061
Total operating expenses	288,838	354,029	590,242	714,405
(Loss) income from operations	(1,623)	(21,922)	4,029	(61,358)
Other (expense) income:
Interest expense	(6,150)	(4,984)	(13,012)	(9,631)
Net realized and unrealized foreign currency (loss) gain	(30)	(11,512)	1,155	(6,774)
Other income (expense), net	135	(413)	(588)	(325)
Total other (expense) income	(6,045)	(16,909)	(12,445)	(16,730)
Loss before income taxes	(7,668)	(38,831)	(8,416)	(78,088)
Income tax expense	4,604	477	11,963	4,805
Net loss	$(12,272)	$(39,308)	$(20,379)	$(82,893)

Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(651)	(20,760)	(409)	(26,231)
Comprehensive loss	$(12,923)	$(60,068)	$(20,788)	$(109,124)

Net loss per common share:
Basic loss per common share	$(0.04)	$(0.13)	$(0.06)	$(0.27)
Diluted loss per common share	$(0.04)	$(0.13)	$(0.06)	$(0.27)

Weighted average shares outstanding:
Basic	317,341,907	310,575,050	316,899,214	308,394,443
Diluted	317,341,907	310,575,050	316,899,214	308,394,443
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2021	305,132,181	$356	50,985,571	$(629,424)	$1,359,149	$(10,844)	$(17,280)	$701,957
Net loss	—	—	—	—	—	—	(43,585)	(43,585)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,471)	—	(5,471)
Issuance of common stock for equity incentive awards, net of withholding taxes	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	100,183	—	—	100,183
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	310,024,807	$361	50,829,765	$(627,484)	$1,429,489	$(16,315)	$(61,706)	$724,345
Net loss	—	—	—	—	—	—	(39,308)	(39,308)
Other comprehensive loss, net of tax	—	—	—	—	—	(20,760)	—	(20,760)
Issuance of common stock for equity incentive awards, net of withholding taxes	888,186	1	—	—	2,442	—	—	2,443
Reissuance of treasury shares for equity incentive awards	51,311	—	(51,311)	639	(496)	—	—	143
Stock-based compensation expense	—	—	—	—	68,965	—	—	68,965
Balance as of June 30, 2022	310,964,304	$362	50,778,454	$(626,845)	$1,500,400	$(37,075)	$(101,014)	$735,828

Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive income, net of tax	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857
Net loss	—	—	—	—	—	—	(12,272)	(12,272)
Other comprehensive loss, net of tax	—	—	—	—	—	(651)	—	(651)
Issuance of common stock for equity incentive awards, net of withholding taxes	756,478	1	—	—	1,187	—	—	1,188
Reissuance of treasury shares for equity incentive awards	7,082	—	(7,082)	88	(88)	—	—	—
Stock-based compensation expense	—	—	—	—	17,606	—	—	17,606
Balance as of June 30, 2023	317,647,945	$368	50,605,103	$(624,687)	$1,601,559	$(39,619)	$(143,893)	$793,728
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,379)	$(82,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	18,220	16,656
Bad debt expense	2,596	2,038
Deferred income tax benefit	(12,033)	(19,618)
Stock-based compensation expense	35,285	169,148
Unrealized foreign currency exchange (gain) loss	(735)	7,794
Non-cash lease expense on right-of-use assets	9,312	8,870
Other operating activities, net	2,018	1,134
Changes in operating assets and liabilities:
Trade receivables	47,332	(20,069)
Unbilled receivables	(15,276)	(48,629)
Prepaid expenses and other assets	2,727	(2,690)
Lease liabilities	(9,495)	(6,951)
Accounts payable	(813)	1,699
Accrued expenses and other liabilities	(42,512)	(5,012)
Net cash provided by operating activities	16,247	21,477
Cash flows from investing activities:
Purchase of property and equipment	(3,681)	(12,459)
Proceeds from disposal of fixed assets	221	267
Acquisitions, net of cash acquired	(15,989)	(65,410)
Net cash used in investing activities	(19,449)	(77,602)
Cash flows from financing activities:
Payments of obligations of long-term debt	(103,575)	(3,575)
Payments of debt issuance costs	(99)	—
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	3,816	3,928
Withholding taxes paid on tender offer	—	(15,469)
Withholding taxes paid on dividends previously declared	—	(10,009)
Withholding taxes paid related to net share settlement of equity awards	(3,261)	(29,026)
Other financing activities, net	80	(48)
Net cash used in financing activities	(103,039)	(54,199)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	178	(8,884)
Net decrease in cash, cash equivalents and restricted cash	(106,063)	(119,208)
Cash, cash equivalents and restricted cash at beginning of the period	195,564	394,942
Cash, cash equivalents and restricted cash at end of the period	$89,501	$275,734

Supplemental disclosure of cash flow information:
Interest paid	$12,544	$8,987
Income taxes paid	$31,929	$10,554
Withholding taxes payable	$(454)	$—

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued compensation	$—	$219

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$88,151	$274,527
Restricted cash included in other non-current assets	1,350	1,207
Total cash, cash equivalents and restricted cash	$89,501	$275,734
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

Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Six Months Ended June 30, 2023
Allowance for credit losses, beginning balance	$(9,531)
Current provision for expected credit losses	(2,596)
Write-offs charged against allowance	4,648
Recoveries of amounts previously written off	(96)
Changes due to exchange rates	(340)
Allowance for credit losses, ending balance	$(7,915)
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, which amends ASC 805 to require acquiring entities to apply ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to recognize and measure contract assets and contract liabilities in a business combination. The guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the ASU’s provisions prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted the standard in the first quarter of 2023. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from London Interbank Offer Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020 through December 31, 2024, and upon adoption may be applied prospectively through December 31, 2024. The Company elected to utilize the temporary optional expedients in connection with the amendment of our credit agreement, which transitioned the Term Loan from LIBOR to the Secured Overnight Financing Rate (“SOFR”) on May 18, 2023. Refer to Note 8, Credit Agreements.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended June 30, 2023 and 2022 was 66% and 62%, respectively, and 66% and 63% for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, 74% and 69%, respectively, of trade receivables and unbilled receivables was due from customers located outside the United States. At June 30, 2023 and December 31, 2022, the Company had net property and equipment of $23.8 million and $30.0 million, respectively, outside the United States.
Change in Accounting Principle - Stock-Based Compensation
In the fourth quarter of 2022, the Company changed its stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. The Company believes the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections, because it more accurately reflects how the award is earned over the service period and is the predominant method used in its industry. The Company applied the change retrospectively adjusting all periods presented resulting in an increase to net loss of $9.3 million and an increase to basic and diluted loss per share of $0.03 for the three months ended June 30, 2022 and a decrease to net loss of $7.0 million and a decrease to basic and diluted loss per share of $0.02 for the six months ended June 30, 2022.

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
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America (1)	$105,775	$131,486	$218,089	$253,435
APAC (2)	100,465	109,674	200,627	211,880
Europe (3)	70,182	76,603	153,232	159,529
LATAM	10,793	14,344	22,323	28,203
Total revenues	$287,215	$332,107	$594,271	$653,047
(1)For the three months ended June 30, 2023 and 2022, the United States represented 35.8%, or $102.7 million, and 37.2%, or $123.5 million, respectively, of the Company’s total revenues. For the six months ended June 30, 2023 and 2022, the United States represented 35.5%, or $211.1 million, and 36.5%, or $238.6 million, of the Company’s total revenues, respectively. Canadian operations were determined to be immaterial given revenue as a percentage of total North America revenues was less than 10% for the three and six months ended June 30, 2023 and 2022.
(2)For the three months ended June 30, 2023 and 2022, Australia represented 10.5%, or $30.3 million, and 12.0%, or $39.8 million, respectively, of the Company's total revenues. For the six months ended June 30, 2023 and 2022, Australia represented 10.0%, or $59.2 million, and 11.7%, or $76.1 million, of the Company's total revenues, respectively.
(3)For the three months ended June 30, 2023 and 2022, revenue in the United Kingdom as a percentage of the Company's total revenues was less than 10%. For the six months ended June 30, 2023 and 2022, the United Kingdom represented 10.0%, or $59.5 million, and 10.8%, or $70.3 million, respectively, of the Company’s total revenues. For the three months ended June 30, 2023, Germany represented 10.6%, or $30.5 million of the Company's total revenues. For the six months ended June 30, 2023, Germany represented 10.7%, or $63.3 million of the Company's total revenues. For the three and six months ended June 30, 2022, revenue in Germany as a percentage of the Company’s total revenues was less than 10%.
Other non-U.S. countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three and six months ended June 30, 2023 and 2022.

The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Technology and business services	$69,695	$95,247	$143,828	$180,596
Energy, public and health services	75,313	76,605	159,352	153,715
Retail and consumer	44,485	62,628	92,397	125,063
Financial services and insurance	52,778	59,671	107,933	118,135
Automotive, travel and transportation	44,944	37,956	90,761	75,538
Total revenues	$287,215	$332,107	$594,271	$653,047
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Time-and-material	$235,119	$275,932	$492,369	$547,295
Fixed-price	52,096	56,175	101,902	105,752
Total revenues	$287,215	$332,107	$594,271	$653,047
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of June 30, 2023	As of December 31, 2022
Contract assets included in unbilled receivables	$39,548	$39,941
Contract liabilities included in deferred revenue	$6,007	$5,167
Contract assets primarily relate to unbilled amounts on fixed-price contracts. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended June 30, 2023 and 2022, the Company recognized $0.8 million and $2.5 million, respectively, of revenues that were included in current liabilities at the prior year end. For the six months ended June 30, 2023 and 2022, the Company recognized $4.3 million and $12.6 million, respectively, of revenues that were included in current liabilities at the prior year end.
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

The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,391	$1,814	$1,588	$2,039
Costs to obtain contracts capitalized	281	147	349	238
Amortization of capitalized costs	(859)	(310)	(1,127)	(625)
Changes due to exchange rates	12	(9)	15	(10)
Balance at end of period	$825	$1,642	$825	$1,642
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
Aggregate acquisition-related costs related to Itoc of $1.4 million and $2.5 million for the three and six months ended June 30, 2023 were included within SG&A expenses in the condensed consolidated statements of loss and comprehensive loss.

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
The following table presents the change in the contingent consideration liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$14,267	$—	$14,255	$—
Additions in the period	—	13,996	—	13,996
Payments in the period	(14,344)	—	(14,344)	—
Change in fair value	129	528	129	528
Change due to exchange rates	(52)	(142)	(40)	(142)
Balance at end of period	$—	$14,382	$—	$14,382

Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2022	$405,017
Additions due to acquisitions	13,766
Changes due to exchange rates	3,530
Balance as of June 30, 2023	$422,313
The following is a summary of other intangible assets (in thousands):

	June 30, 2023	December 31, 2022
Customer relationships	$196,947	$193,447
Less accumulated amortization	(66,618)	(59,369)
Customer relationships, net	130,329	134,078
Trademark	273,000	273,000
Total other intangible assets, after amortization	403,329	407,078
Changes due to exchange rates	(9,652)	(10,031)
Other intangible assets, net	$393,677	$397,047
Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. Amortization expense related to these intangible assets was $3.7 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively, and $7.3 million and $6.3 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2023	$7,755
2024	15,510
2025	15,510
2026	15,510
2027	14,708
Thereafter	61,336
$130,329
The weighted average remaining useful life of the Company’s finite-lived intangible assets was 8.6 years as of June 30, 2023 and 9.2 years as of December 31, 2022.
Note 5 – Income Taxes
Prior to the Company's initial public offering ("IPO") in September 2021, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year to the pre-tax income or loss for the interim period, adjusting the provision for discrete tax items recorded in the period. Upon the IPO, due to the magnitude of transaction related stock-based compensation costs, the Company's forecasted pre-tax income for the year is causing the tax rate to be highly sensitive, whereby minor changes in forecasted pre-tax income generate significant variability in the estimated annual effective tax rate. This is impacting the customary relationship between income tax expense and pre-tax income in interim periods. Beginning in the third quarter of 2021, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate due to the range of potential impacts for the aforementioned forecast changes. Accordingly, the Company computed the effective tax rate for the six-month period ended June 30, 2023 using actual results, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting.
The Company’s effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was (60.0)% and (1.2)%, respectively, and (142.1)% and (6.2)% for the six months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% primarily due to U.S. corporate state income taxation and the effect of foreign operations, which reflects the impact of higher income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of China SAFE restricted stock units ("RSUs"), the unfavorable impact of capitalized research and experimental costs under Internal Revenue Code ("IRC") §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion, impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the three and six months ended June 30, 2023 and June 30, 2022, respectively, and the unfavorable impact of providing for and settling of uncertain income tax positions for the three and six months ended June 30, 2023. The change in the effective tax rate for the three and six months ended June 30, 2023, as compared to the prior periods, and the negative effective tax rate for the three and six months ended June 30, 2023 and June 30, 2022 is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Note 6 – Loss Per Share
The components of basic and diluted loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(12,272)	$(39,308)	$(20,379)	$(82,893)
Denominator:
Weighted average shares outstanding – Basic and diluted	317,341,907	310,575,050	316,899,214	308,394,443
Basic and diluted loss per share	$(0.04)	$(0.13)	$(0.06)	$(0.27)
The following potentially dilutive securities were excluded from the computation of diluted loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock options, RSUs and performance stock units ("PSUs")	17,170,149	24,376,880	19,018,901	25,847,639

Note 7 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$10,696	$49,573	$21,226	$119,482
Selling, general and administrative expenses	6,910	19,392	14,059	49,666
Total stock-based compensation expense	$17,606	$68,965	$35,285	$169,148
Stock Options
The following is a summary of performance and time vesting stock option activity for the six months ended June 30, 2023 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2022	21,607,562	$3.83
Granted	—	—
Forfeited	(217,638)	11.85
Exercised	(1,308,049)	2.92
Cancelled	—	—
Expired	—	—
Balance at June 30, 2023	20,081,875	$3.81	$87,637	5.1

Exercisable at June 30, 2023	19,392,211	$3.58	$86,927	5
As of June 30, 2023, total compensation cost related to time vesting options not yet recognized was $5.1 million, which will be recognized over a weighted-average period of 1.6 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan (the "2017 Plan") and the applicable award agreements.

Restricted Stock Units
The following is a summary of RSU activity for the six months ended June 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	13,013,946	$17.37
Granted	337,699	8.17
Forfeited	(855,232)	17.88
Vested (1)	(955,725)	21.93
Unvested balance at June 30, 2023	11,540,688	$16.69
(1)Includes 0.3 million shares that were net settled when released and returned to the share pool for future grants.
As of June 30, 2023, total compensation cost related to RSUs not yet recognized was $112.7 million, of which $93.0 million is primarily related to the annual grant and considered recurring. The remainder of $19.7 million is IPO related or associated with one-time grants and considered non-recurring. The total unamortized expense is anticipated to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units
The following is a summary of PSU activity for the six months ended June 30, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	76,697	$20.11
Granted (1)	737,483	8.44
Adjustment for PSUs expected to vest as of current period end	(725,341)	8.25
Forfeited	—	—
Vested	—	—
Unvested balance at June 30, 2023	88,839	$20.11
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of June 30, 2023, total compensation cost related to PSUs not yet recognized was $6.0 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 2.2 years.
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
On February 24, 2023, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan. As a result of the prepayment, the Company wrote off $0.9 million of deferred financing fees, which is reflected in other (expense) income, net in the condensed consolidated statements of loss and comprehensive loss for the six months ended June 30, 2023.
On May 18, 2023, the Company amended and restated its credit agreement (the “Third Amendment and Restatement”) to transition the reference rate for the Term Loan borrowings under the Credit Agreement from LIBOR to SOFR.

The following table presents the Company's outstanding debt and borrowing capacity (in thousands, except percentages):

	June 30, 2023	December 31, 2022
Availability under Revolver (due March 26, 2026)	$300,000	$300,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$296,529	$399,006
Interest rate	7.7%	6.9%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	June 30, 2023	December 31, 2022
Long-term debt, less current portion	$291,763	$395,338
Capitalized deferred financing fees	(2,384)	(3,482)
Long-term debt	289,379	391,856
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$296,529	$399,006
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of June 30, 2023 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $392.0 million as of December 31, 2022.

Note 9 – Accrued Expenses
The following is a summary of the Company’s accrued expenses (in thousands):

	June 30, 2023	December 31, 2022
Accrued interest expense	$194	$221
Accrued employee expense	1,393	2,016
Accrued travel expense	566	281
Operating lease expenses	406	425
Insurance charges	243	198
Professional fees	5,681	6,321
Withholding taxes payable	178	43
Other taxes payable	896	1,815
Rebates payable	1,116	1,168
Contingent consideration	—	14,255
Other accrued expenses	3,733	3,484
Accrued expenses	$14,406	$30,227
Note 10 – Subsequent Events
Restructuring Actions

On August 8, 2023, the Company announced that its Board of Directors approved and committed to a structural reorganization (the "Reorganization") on August 7, 2023 that will (i) move its operational functions from a geographic to a centralized model, (ii) create a new organizational home for the majority of its client facing workforce, our Digital Engineering Center, and (iii) evolve its regional market structure. Centralizing operations globally is expected to reduce overall costs, better align its resources to strategic priorities, right-size its operations, and increase operational efficiencies. The new Digital Engineering Center will provide supply across the regional markets and is expected to allow the Company to optimize resource allocation globally to better align to clients’ needs. Finally, these changes will enable its regional markets to have a more client and industry-based go-to-market focus while continuing to fund its investments in demand generation.

The majority of the actions will be taken in the third quarter of 2023 and are expected to be completed within the next twelve months. The actions are expected to impact approximately 5% to 6% of our employee headcount globally.

Thoughtworks expects to incur total pre-tax cash charges of approximately $20 million to $25 million (the “Total Charges”), of which approximately $18 million to $20 million are expected to be recognized in 2023. The Total Charges include $18 million to $22 million in wage-related expenses, such as employee severance and related benefits, and $2 million to $3 million in non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2022 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” in our 2022 Annual Report and in this Quarterly Report on Form 10-Q and “Forward-Looking Statements” herein for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Quarterly results reflected herein are not necessarily indicative of our operating results for a full year or any future period.
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 11,574 Thoughtworkers strong across 51 offices in 18 countries. For 30 years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
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
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$287,215	$332,107	$594,271	$653,047
Revenue Growth Rate as reported (1)	(13.5)%	27.5%	(9.0)%	31.1%
Revenue Growth Rate at constant currency (1)	(12.5)%	33.5%	(6.9)%	35.7%
Net loss	$(12,272)	$(39,308)	$(20,379)	$(82,893)
Net loss margin	(4.3)%	(11.8)%	(3.4)%	(12.7)%
Adjusted Net Income (2)	$10,105	$37,008	$20,172	$81,000
Adjusted EBITDA (3)	$29,300	$58,517	$64,200	$131,389
Adjusted EBITDA Margin (3)	10.2%	17.6%	10.8%	20.1%
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three and six months ended June 30, 2023, revenues decreased 13.5% and 9.0%, respectively. The decrease in revenue was due to the continued impact of the macroeconomic environment, particularly in the IT services market, combined with slower pipeline conversion, incremental start ups, and client budget caution, which caused lower revenue actualization in our client cohort for the three and six months ended June 30, 2023. Acquisitions completed in the last twelve months contributed approximately 1% and 2% to the revenue growth rate for the three and six months ended June 30, 2023, respectively. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three and six months ended June 30, 2022, we would have reported a decrease in revenues of 12.5% and 6.9%, respectively. The negative impact to revenues from foreign currencies was due to the appreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net Loss, Net Loss Margin and Adjusted Net Income
For the three months ended June 30, 2023, the $27.0 million decrease in net loss and 7.5 percentage point decrease in net loss margin as compared to the three months ended June 30, 2022 were driven by decreased stock-based compensation expense of $51.4 million, which includes a decrease of $54.0 million of nonrecurring expense mainly related to option and RSU expense from the IPO, offset by an increase of $2.6 million of recurring RSU expense primarily related to the annual grant, a decrease in payroll expense (excluding stock-based compensation) of $12.0 million resulting from a lower professional service headcount and lower bonus accruals for 2023, offset by a $44.9 million decrease in revenue, as discussed above, and a $4.1 million increase in income tax expense.
For the three months ended June 30, 2023, the decrease in Adjusted Net Income as compared to the three months ended June 30, 2022 of $26.9 million, or 72.7%, was primarily due to a decrease in revenue of $44.9 million, offset by a decrease in payroll expense (excluding stock-based compensation) of $12.3 million.
For the six months ended June 30, 2023, the $62.5 million decrease in net loss and 9.3 percentage point decrease in net loss margin as compared to the six months ended June 30, 2022 were driven by decreased stock-based compensation expense of $133.9 million, which includes a decrease of $139.6 million of nonrecurring RSU expense mainly related to option and RSU expense from the IPO, offset by an increase of $5.7 million of recurring RSU expense primarily related to the annual grant, an increase in payroll expense (excluding stock-based compensation) of $7.2 million, which includes severance expense and a $58.8 million decrease in revenue. For more information, see “—Results of Operations.” We consider net loss margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the six months ended June 30, 2023, the decrease in Adjusted Net Income as compared to the six months ended June 30, 2022 of $60.8 million, or 75.1%, was primarily due to a decrease in revenue of $58.8 million, and increased payroll expense (excluding stock-based compensation) of $10.3 million, which includes severance expense, partially offset by a decrease in professional fees of $4.5 million.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended June 30, 2023, the decrease in Adjusted EBITDA as compared to the three months ended June 30, 2022 of $29.2 million, or 49.9%, and the decrease in Adjusted EBITDA Margin as compared to the three months ended June 30, 2022 was primarily due to a decrease in revenue due to lower revenue actualization in our top 50 client cohort as discussed above, lower utilization, and onshore/offshore mix.

For the six months ended June 30, 2023, the decrease in Adjusted EBITDA as compared to the six months ended June 30, 2022 of $67.2 million, or 51.1%, and the decrease in Adjusted EBITDA Margin as compared to the six months ended June 30, 2022 was primarily due to a decrease in revenue due to lower revenue actualization in our top 50 client cohort as discussed above and lower utilization.
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$287,215	$332,107	$594,271	$653,047
Operating expenses:
Cost of revenues (1)	196,338	250,462	405,860	500,227
Selling, general and administrative expenses (1)	86,626	99,352	172,966	204,117
Depreciation and amortization	5,874	4,215	11,416	10,061
(Loss) income from operations	(1,623)	(21,922)	4,029	(61,358)
Other (expense) income:
Interest expense	(6,150)	(4,984)	(13,012)	(9,631)
Net realized and unrealized foreign currency (loss) gain	(30)	(11,512)	1,155	(6,774)
Other income (expense), net	135	(413)	(588)	(325)
Total other (expense) income	(6,045)	(16,909)	(12,445)	(16,730)
Loss before income taxes	(7,668)	(38,831)	(8,416)	(78,088)
Income tax expense	4,604	477	11,963	4,805
Net loss	$(12,272)	$(39,308)	$(20,379)	$(82,893)
Effective tax rate	(60.0)%	(1.2)%	(142.1)%	(6.2)%
(1) Includes stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$10,696	$49,573	$21,226	$119,482
Selling, general and administrative expenses	6,910	19,392	14,059	49,666
Total stock-based compensation expense	$17,606	$68,965	$35,285	$169,148
Summary Comparison of the Three and Six Months Ended June 30, 2023 with the Three and Six Months Ended June 30, 2022
Revenues
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

The following table presents our number of clients, number of clients generating greater than $10 million in revenues and net dollar retention rate:

	Trailing twelve months ended
	June 30, 2023	June 30, 2022
Number of clients (1)	452	395
Number of clients generating greater than $10 million in revenues	35	33
Net dollar retention rate (2)	100%	124%
(1) We define clients as those with spend in excess of $25,000 within the preceding twelve months.
(2) The decrease was driven by slower pipeline conversion, incremental start ups, and client budget caution, due to the continued impact of the macroeconomic environment and pressures on client behavior across all regions, and particularly in our retail and consumer and technology and business services verticals.
The following table presents the percentage of revenues from new and existing clients:

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing twelve months ended June 30,
	2023	2022	2023	2022	2023	2022
Existing clients (1)	94.2%	88.9%	95.8%	92.1%	91.8%	86.5%
New clients	5.8%	11.1%	4.2%	7.9%	8.2%	13.5%
(1) For the three and six months ended June 30, 2023 and 2022, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the trailing twelve months ended June 30, 2023 and 2022, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months.
During the three months ended June 30, 2023, we contracted with 29 new logos with a higher concentration within the technology and business services, energy, public and health services and financial services and insurance industry verticals.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Technology and business services	$69,695	24.3%	$95,247	28.6%	$143,828	24.2%	$180,596	27.6%
Energy, public and health services	75,313	26.2%	76,605	23.1%	159,352	26.8%	153,715	23.5%
Retail and consumer	44,485	15.5%	62,628	18.9%	92,397	15.5%	125,063	19.2%
Financial services and insurance	52,778	18.4%	59,671	18.0%	107,933	18.2%	118,135	18.1%
Automotive, travel and transportation	44,944	15.6%	37,956	11.4%	90,761	15.3%	75,538	11.6%
Total revenues	$287,215	100.0%	$332,107	100.0%	$594,271	100.0%	$653,047	100.0%
During the three months ended June 30, 2023, we saw a decrease in revenue in the retail and consumer, technology and business services, financial services and insurance, and energy, public and health services industry verticals of (29.0)%, (26.8)%, (11.6)%, and (1.7)%, respectively, compared to the three months ended June 30, 2022. During the six months ended June 30, 2023, we saw a decrease in revenue in the retail and consumer, technology and business services and financial services and insurance industry verticals of (26.1)%, (20.4)%, and (8.6)%, respectively, compared to the six months ended June 30, 2022. The decreases in these verticals were driven by slower pipeline conversion, incremental start ups, and client budget caution as discussed above.
During the three months ended June 30, 2023, the automotive, travel and transportation industry vertical grew by 18.4%, compared to the three months ended June 30, 2022. During the six months ended June 30, 2023, the automotive, travel and transportation and the energy, public and health services industry verticals grew by 20.2% and 3.7%, respectively, compared to the six months ended June 30, 2022. Revenue growth in the automotive, travel and transportation vertical was driven by enterprise modernization, platforms and cloud, and the energy, public and health services industry vertical was driven by data & artificial intelligence.
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
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
North America	$105,775	36.8%	$131,486	39.6%	$218,089	36.7%	$253,435	38.8%
APAC	100,465	35.0%	109,674	33.0%	200,627	33.8%	211,880	32.5%
Europe	70,182	24.4%	76,603	23.1%	153,232	25.8%	159,529	24.4%
LATAM	10,793	3.8%	14,344	4.3%	22,323	3.7%	28,203	4.3%
Total revenues	$287,215	100.0%	$332,107	100.0%	$594,271	100.0%	$653,047	100.0%
For the three and six months ended June 30, 2023, we had a decrease in revenue of (19.6)% and (13.9)%, respectively, in North America, with the United States contributing revenues of $102.7 million and $211.1 million, respectively, compared to $123.5 million and $238.6 million, respectively, for the same periods in 2022. The largest revenue concentration came from the energy, public and health services vertical followed by the technology and business services industry vertical.
For the three and six months ended June 30, 2023, we had a decrease in revenue of (8.4)% and (5.3)%, respectively, in APAC where the top revenue contributing customer location country was Australia with revenues of $30.3 million and $59.2 million, respectively, compared to $39.8 million and $76.1 million, respectively, for the same periods in 2022. The largest revenue concentration came from the financial services and insurance industry vertical.
For the three and six months ended June 30, 2023, we had a decrease in revenue of (8.4)% and (3.9)% in Europe where the top revenue contributing customer location country was the Germany with revenues of $30.5 million and $63.3 million compared to $30.3 million and $62.1 million for the same periods in 2022. The largest revenue concentration came from our automotive, travel and transportation industry vertical.
For the three and six months ended June 30, 2023, we had a decrease in revenue of (24.8)% and (20.8)%, respectively, in LATAM, compared to the same periods in 2022 with Brazil being our largest customer location. The largest revenue concentration came from our financial services and insurance vertical.
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
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Top five clients	$52,089	18.1%	$50,749	15.3%	$101,284	17.0%	$98,869	15.1%
Top ten clients	$79,072	27.5%	$83,769	25.2%	$159,920	26.9%	$166,504	25.5%
Top fifty clients	$192,702	67.1%	$219,541	66.1%	$397,738	66.9%	$428,385	65.6%
People Metrics

Number of employees		Average revenue per employee (1)				Trailing Twelve Months Voluntary Attrition
As of		Six Months Ended		Annualized as of		As of
June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
11,574	12,120	$50,000	$58,000	$100,000	$116,000	12.6%	12.9%
(1) We define average revenue per employee as total revenues for the period divided by the average number of employees in such period.
The decrease in average revenue per employee compared to the six months ended June 30, 2022 was driven by the negative impact from client budget caution and onshore/offshore mix. We believe our relatively flat voluntary attrition and thus stable employee retention was due to our unique, cultivating culture, our focus on career development, our intensive training programs and our interesting work opportunities.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.5 billion and $1.5 billion for the trailing twelve months ended June 30, 2023 and 2022, respectively.
Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Cost of revenues	$196,338	$250,462	(21.6)%	$405,860	$500,227	(18.9)%
During the three and six months ended June 30, 2023, cost of revenues (including stock-based compensation) decreased (21.6)% and (18.9)%, respectively, compared to the three and six months ended

June 30, 2022. The decreases were primarily driven by a decrease in stock-based compensation expense of $38.9 million and $98.3 million, respectively.
Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Gross profit	$90,877	$81,645	11.3%	$188,411	$152,820	23.3%
Gross margin	31.6%	24.6%		31.7%	23.4%
Our gross margin increased by 7.0 percentage points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and 8.3 percentage points for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in stock-based compensation of $38.9 million and $98.3 million, respectively.
SG&A Expenses and SG&A Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
SG&A expenses	$86,626	$99,352	(12.8)%	$172,966	$204,117	(15.3)%
SG&A margin	30.2%	29.9%		29.1%	31.3%
For the three months ended June 30, 2023, SG&A expenses decreased 12.8% compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in stock-based compensation expense of $12.5 million. The increase in SG&A margin for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by decreased stock-based compensation expense as noted above.
For the six months ended June 30, 2023, SG&A expenses decreased 15.3% compared to the six months ended June 30, 2022. SG&A expenses for the six months ended June 30, 2023 includes severance expense. The decrease was driven by a decrease in stock-based compensation expense of $35.6 million. The decrease in SG&A margin for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven by decreased stock-based compensation expense as noted above.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Depreciation and amortization	$5,874	$4,215	39.4%	$11,416	$10,061	13.5%
The increase for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to an increase in intangible amortization related to acquisitions.

(Loss) Income from Operations and (Loss) Income from Operations Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	% Change	2023	2022	% Change
(Loss) income from operations	$(1,623)	$(21,922)	(92.6)%	$4,029	$(61,358)	(106.6)%
(Loss) income from operations margin	(0.6)%	(6.6)%		0.7%	(9.4)%
The increase in loss from operations for the three months ended June 30, 2023 and the increase in income from operations for the six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily driven by a decrease in stock-based compensation expense of $51.4 million and $133.9 million, as previously discussed, which includes $46.7 million for the six months ended June 30, 2023 related to the approval of China SAFE during the first quarter of 2022, partially offset by lower utilization, an increase in payroll expense (excluding stock-based compensation) of $7.2 million, for the six months ended June 30, 2023, which includes severance expense, and a decrease in revenues of $44.9 million and $58.8 million, respectively.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Interest expense	$6,150	$4,984	23.4%	$13,012	$9,631	35.1%
Interest expense is primarily related to our Term Loan and Revolver. The increase for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the increased interest rate on our borrowings, partially offset by decreased borrowings due to prepayments under our Credit Agreement.
Income Tax Expense and Effective Tax Rate

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Income tax expense	$4,604	$477	865.2%	$11,963	$4,805	149.0%
Effective tax rate	(60.0)%	(1.2)%		(142.1)%	(6.2)%
See Note 5, Income Taxes, for additional discussion around forecasting uncertainties related to our income tax rate.
The Company’s income tax expense increased by $4.1 million and $7.2 million for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022 primarily due to the increase in pre-tax income, the unfavorable impact of excess tax deficiencies on stock-based compensation and the provision and settling of uncertain income tax positions, offset by valuation allowances on deferred tax assets of select foreign operations, China SAFE RSUs and net GILTI inclusion.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of China SAFE RSUs, the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion, impacted by excess tax deficiencies unfavorably and excess tax benefits favorably on stock-based compensation for the three and six months ended June 30, 2023 and 2022, respectively, and the unfavorable impact of providing for and settling of uncertain income tax positions for the three and six months ended June 30, 2023. The change in the effective tax rate for the three and six months ended June 30, 2023 as compared to the prior periods, and the negative effective tax rate for the three and six months ended June 30, 2023 and 2022 is a result of the aforementioned unique net unfavorable items, when compared to the pre-tax loss recorded for the respective periods.
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
Non-GAAP Financial Measures
We define Adjusted Net Income as net loss adjusted for unrealized loss (gain) on foreign currency exchange, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, restructuring charges, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan, final tax assessment for closed operations, the change in fair value of contingent consideration and income tax effects of adjustments.
We define Adjusted EBITDA as net loss adjusted to exclude income tax expense; interest expense; other (income) expense, net, excluding a gain related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables in 2022; unrealized loss (gain) on foreign currency exchange; stock-based compensation expense; depreciation and amortization expense; acquisition costs; restructuring charges; certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan and final tax assessment for closed operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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
The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,272)	$(39,308)	$(20,379)	$(82,893)
Unrealized foreign exchange loss (gain)	213	13,434	(735)	7,794
Stock-based compensation	17,606	68,965	35,285	169,148
Amortization of acquisition-related intangibles	3,669	3,303	7,260	6,295
Acquisition costs (a)	2,100	1,282	3,806	1,302
Certain professional fees (b)	1,525	63	1,750	866
Employer payroll related expense on employee equity incentive plan (c)	249	(125)	491	3,497
Final tax assessment for closed operations (d)	—	258	—	258
Change in fair value of contingent consideration (e)	129	528	129	528
Income tax effects of adjustments (f)	(3,114)	(11,392)	(7,435)	(25,795)
Adjusted Net Income	$10,105	$37,008	$20,172	$81,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,272)	$(39,308)	$(20,379)	$(82,893)
Income tax expense	4,604	477	11,963	4,805
Interest expense	6,150	4,984	13,012	9,631
Other (income) expense, net (g)	(6)	413	787	325
Unrealized foreign exchange loss (gain)	213	13,434	(735)	7,794
Stock-based compensation	17,606	68,965	35,285	169,148
Depreciation and amortization	9,131	8,074	18,220	16,656
Acquisition costs (a)	2,100	1,282	3,806	1,302
Certain professional fees (b)	1,525	63	1,750	866
Employer payroll related expense on employee equity incentive plan (c)	249	(125)	491	3,497
Final tax assessment for closed operations (d)	—	258	—	258
Adjusted EBITDA	$29,300	$58,517	$64,200	$131,389
Net loss margin	(4.3)%	(11.8)%	(3.4)%	(12.7)%
Adjusted EBITDA Margin	10.2%	17.6%	10.8%	20.1%
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
(e)Adjusts for the non-cash adjustment to the fair value of contingent consideration.
(f)Adjusts for the income tax effects of the foregoing adjusted items.
(g)Excludes a gain, which was included within Other (income) expense, net in the condensed consolidated statements of loss and comprehensive loss for the first quarter of 2023, related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables in 2022.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$88,151	$194,294
Availability under Revolver	300,000	300,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	296,529	399,006
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

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $88.2 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 12, Credit Agreements, in the notes to our consolidated financial statements included in the 2022 Annual Report for a discussion of our Term Loan and Revolver as well as Note 8, Credit Agreements, with respect to this Quarterly Report. As of June 30, 2023, we had $298.9 million outstanding under our Term Loan with an interest rate of 7.69% and no borrowings outstanding under the Revolver.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of June 30, 2023, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$16,247	$21,477
Investing activities	(19,449)	(77,602)
Financing activities	(103,039)	(54,199)
Effect of exchange rate changes on cash and cash equivalents	178	(8,884)
Net decrease in cash and cash equivalents	$(106,063)	$(119,208)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2023 was $16.2 million compared to cash provided of $21.5 million for the comparable period in 2022. The decrease in cash provided was primarily due to a decrease in trade receivables attributable to lower revenue, offset by an increase in days sales outstanding ("DSO") compared to the six months ended June 30, 2022, and a decrease in accruals driven by lower bonus accruals and the payment of tax installments and contingent consideration during the quarter.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 was $19.4 million driven by the acquisition of Itoc in the first quarter of 2023.
Net cash used in investing activities during the six months ended June 30, 2022 was $77.6 million driven by the acquisition of Connected in the second quarter of 2022.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 was $103.0 million driven by the repayment of long-term debt of $103.6 million.

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
There were no other material changes in our contractual obligations and commitments during the six months ended June 30, 2023 from the contractual obligations and commitments disclosed in the 2022 Annual Report.
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

Item 1A. Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the 2022 Annual Report in Part I, Item 1A. “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since those set forth in the 2022 Annual Report, except as set forth below:
We may be unable to implement our strategy, including cost and efficiency initiatives.

We have grown rapidly and significantly expanded our business over the past several years. Our growth has resulted in part from developing innovative solutions at the forefront of emerging technologies for our clients. However, this has required that we invest substantial amounts of cash in human capital and the infrastructure to support our growth during this period, including training, administration and facilities. Our strategy places significant demands on our management and our administrative, operational and financial infrastructure, and our strategy creates challenges, including:

•training and retaining a sufficient number of skilled professionals and management personnel;
•planning our staffing needs on a consistent basis and efficiently using on-site and off-site staffing;
•maintaining close and effective relationships with a larger number of clients in a greater number of industries and locations;
•reducing costs and minimizing cost overruns and project delays in delivery center and infrastructure expansion;
•effectively maintaining productivity levels and implementing process improvements across geographies and business units;
•improving our internal administrative, operational and financial infrastructure.

We intend to strategically pursue available opportunities for the foreseeable future while seeking to make our cost structure and business more efficient. As we introduce new services, enter into new markets, integrate corporate acquisitions, and take on increasingly innovative projects, often implementing or introducing new technologies to our clients, our business may face new risks and challenges. If our clients do not choose us for innovative projects or we do not effectively manage those projects, our reputation, business and financial goals may be damaged. We need to generate business and revenues to support new investments and infrastructure projects. We risk inaccurately estimating our human capital needs, which may result in having personnel with the wrong skill sets in our business, having an excess in personnel or deficiency in certain specialized skills sets and as a result we may need to recalibrate our workforce including adjusted hiring patterns and undertaking periodic workforce reductions. During 2023, we have undertaken restructuring actions to better align our financial model and our business with the market. In August 2023, we announced a restructuring plan as part of our efforts to reduce operating costs, which plan involved the termination of approximately 5-6% of our employees. We may need to take additional restructuring actions in the future to align our business with the market. Furthermore, inaccurately assessing human capital needs may, and which in the past has resulted, and in the future may result, in additional workforce reductions. The challenges associated with expansion while controlling our operating costs could negatively impact our anticipated growth and margins. In addition, our restructuring actions may not yield the intended benefits and may be unsuccessful or disruptive to our business. As a result, our business, prospects, financial condition and results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the second quarter of 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Departure of directors or certain officers; election of directors; appointment of certain officers; compensatory arrangements of certain officers

On August 8, 2023, in connection with the Company’s Reorganization, the Company has taken the following actions:

•The Board of Directors appointed Christopher Murphy as Chief Revenue and Client Officer, effective immediately. In this new role, Mr. Murphy will report to Chief Executive Officer Guo Xiao and be responsible for overseeing demand generation and sales pipeline visibility, developing industry-specific solutions, and managing client relationships to achieve client success. Mr. Murphy has been an employee of Thoughtworks for 19 years, most recently serving as Chief Executive Officer of North America.
•The Board of Directors appointed Sudhir Tiwari as Global Head of the Digital Engineering Center, effective immediately. Mr. Tiwari will report to Chief Executive Officer Guo Xiao and be responsible for overseeing supply planning, engineering excellence, digital engineering best practices and day-to-day functions of the Company’s new Digital Engineering Center. Mr. Tiwari will be responsible for managing and optimizing the Company’s utilization levels. Mr. Tiwari has been an employee at Thoughtworks for 18 years, most recently serving as Regional Managing Director of India and the Middle East and Managing Director of India.
•As a part of the Reorganization, the Company notified Sai Mandapaty that the Chief Commercial Officer role is being eliminated, effective immediately. Mr. Mandapaty will remain employed by the Company while he transitions his responsibilities.

Insider Trading Arrangements and Policies

Our directors and executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s insider trading policy. During the three months ended June 30, 2023, the following directors or executive officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933):

Name and Position	Plan Adoption/Termination	Plan Adoption/Termination Date	Duration of the Plan (Expiration Date)	Number of Shares to be Purchased (Sold) under Plan
Rebecca Parsons	Adoption	May 17, 2023	May 31, 2024	(17,507)
CTO Emerita

Transactions under director or executive officer trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements were entered into by any director or executive officer of the Company during the covered period.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Amendment No. 3 to Amended and Restated Credit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith
**	Exhibits furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2023

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)