Form 10-Q
period 2023-09-30
Thoughtworks Holding, Inc.
filed 2023-11-07
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2023, there were 318,425,521 shares of the registrant's common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,405	$194,294
Trade receivables, net of allowance of $9,074 and $9,531, respectively	153,318	201,695
Unbilled receivables	141,838	122,499
Prepaid expenses and other current assets	31,223	38,202
Total current assets	413,784	556,690
Property and equipment, net	28,592	38,798
Right-of-use assets	42,316	43,123
Intangibles and other assets:
Goodwill	416,372	405,017
Trademark	273,000	273,000
Customer relationships, net	115,230	124,047
Other non-current assets	23,451	21,175
Total assets	$1,312,745	$1,461,850
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,119	$5,248
Long-term debt - current	7,150	7,150
Income taxes payable	8,470	22,781
Accrued compensation	80,286	85,477
Accrued expenses and other current liabilities	32,860	42,920
Lease liabilities, current	14,709	15,994
Total current liabilities	147,594	179,570
Lease liabilities, non-current	30,007	29,885
Long-term debt, less current portion	287,706	391,856
Deferred tax liabilities	46,135	62,555
Other long-term liabilities	23,388	19,762
Total liabilities	534,830	683,628
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 368,678,928 and 366,306,970 issued, 318,073,825 and 315,681,987 outstanding at September 30, 2023 and December 31, 2022, respectively	369	366
Treasury stock, 50,605,103 and 50,624,983 shares at September 30, 2023 and December 31, 2022, respectively	(624,687)	(624,934)
Additional paid-in capital	1,615,417	1,565,514
Accumulated other comprehensive loss	(43,439)	(39,210)
Retained deficit	(169,745)	(123,514)
Total stockholders' equity	777,915	778,222
Total liabilities and stockholders' equity	$1,312,745	$1,461,850
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$280,159	$332,447	$874,430	$985,494
Operating expenses:
Cost of revenues	185,985	244,139	591,845	744,366
Selling, general and administrative expenses	81,840	91,682	254,806	295,799
Depreciation and amortization	5,997	5,303	17,413	15,364
Restructuring	15,566	—	15,566	—
Total operating expenses	289,388	341,124	879,630	1,055,529
Loss from operations	(9,229)	(8,677)	(5,200)	(70,035)
Other (expense) income:
Interest expense	(6,649)	(5,871)	(19,661)	(15,502)
Net realized and unrealized foreign currency loss	(8,813)	(12,129)	(7,658)	(18,903)
Other income (expense), net	43	2,056	(545)	1,731
Total other expense	(15,419)	(15,944)	(27,864)	(32,674)
Loss before income taxes	(24,648)	(24,621)	(33,064)	(102,709)
Income tax expense	1,204	13,987	13,167	18,792
Net loss	$(25,852)	$(38,608)	$(46,231)	$(121,501)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3,820)	(19,217)	(4,229)	(45,448)
Comprehensive loss	$(29,672)	$(57,825)	$(50,460)	$(166,949)

Net loss per common share:
Basic loss per common share	$(0.08)	$(0.12)	$(0.15)	$(0.39)
Diluted loss per common share	$(0.08)	$(0.12)	$(0.15)	$(0.39)

Weighted average shares outstanding:
Basic	317,805,140	311,621,233	317,204,506	309,481,860
Diluted	317,805,140	311,621,233	317,204,506	309,481,860
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2021	305,132,181	$356	50,985,571	$(629,424)	$1,359,149	$(10,844)	$(17,280)	$701,957
Net loss	—	—	—	—	—	—	(43,585)	(43,585)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,471)	—	(5,471)
Issuance of common stock for equity incentive awards, net of withholding taxes	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	100,183	—	—	100,183
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	310,024,807	$361	50,829,765	$(627,484)	$1,429,489	$(16,315)	$(61,706)	$724,345
Net loss	—	—	—	—	—	—	(39,308)	(39,308)
Other comprehensive loss, net of tax	—	—	—	—	—	(20,760)	—	(20,760)
Issuance of common stock for equity incentive awards, net of withholding taxes	888,186	1	—	—	2,442	—	—	2,443
Reissuance of treasury shares for equity incentive awards	51,311	—	(51,311)	639	(496)	—	—	143
Stock-based compensation expense	—	—	—	—	68,965	—	—	68,965
Balance as of June 30, 2022	310,964,304	$362	50,778,454	$(626,845)	$1,500,400	$(37,075)	$(101,014)	$735,828
Net loss	—	—	—	—	—	—	(38,608)	(38,608)
Other comprehensive loss, net of tax	—	—	—	—	—	(19,217)	—	(19,217)
Issuance of common stock for equity incentive awards, net of withholding taxes	3,633,347	3	—	—	(13,635)	—	—	(13,632)
Reissuance of treasury shares for equity incentive awards	135,731	—	(135,731)	1,690	(1,541)	—	—	149
Stock-based compensation expense	—	—	—	—	59,160	—	—	59,160
Balance as of September 30, 2022	314,733,382	$365	50,642,723	$(625,155)	$1,544,384	$(56,292)	$(139,622)	$723,680

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive income, net of tax	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857
Net loss	—	—	—	—	—	—	(12,272)	(12,272)
Other comprehensive loss, net of tax	—	—	—	—	—	(651)	—	(651)
Issuance of common stock for equity incentive awards, net of withholding taxes	756,478	1	—	—	1,187	—	—	1,188
Reissuance of treasury shares for equity incentive awards	7,082	—	(7,082)	88	(88)	—	—	—
Stock-based compensation expense	—	—	—	—	17,606	—	—	17,606
Balance as of June 30, 2023	317,647,945	$368	50,605,103	$(624,687)	$1,601,559	$(39,619)	$(143,893)	$793,728
Net loss	—	—	—	—	—	—	(25,852)	(25,852)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,820)	—	(3,820)
Issuance of common stock for equity incentive awards, net of withholding taxes	425,880	1	—	—	1,052	—	—	1,053
Stock-based compensation expense	—	—	—	—	12,806	—	—	12,806
Balance as of September 30, 2023	318,073,825	$369	50,605,103	$(624,687)	$1,615,417	$(43,439)	$(169,745)	$777,915
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,231)	$(121,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	27,367	25,561
Bad debt expense	4,145	2,447
Deferred income tax benefit	(21,759)	(24,989)
Stock-based compensation expense	48,091	228,308
Unrealized foreign currency exchange loss	9,488	22,242
Non-cash lease expense on right-of-use assets	13,935	13,807
Other operating activities, net	2,599	(546)
Changes in operating assets and liabilities:
Trade receivables	43,827	(10,803)
Unbilled receivables	(22,305)	(78,445)
Prepaid expenses and other assets	6,051	(4,856)
Lease liabilities	(14,219)	(11,842)
Accounts payable	(1,183)	(177)
Accrued expenses and other liabilities	(27,204)	17,135
Net cash provided by operating activities	22,602	56,341
Cash flows from investing activities:
Purchase of property and equipment	(6,351)	(19,672)
Proceeds from disposal of fixed assets	327	437
Acquisitions, net of cash acquired	(15,989)	(70,011)
Net cash used in investing activities	(22,013)	(89,246)
Cash flows from financing activities:
Payments of obligations of long-term debt	(105,363)	(105,363)
Payments of debt issuance costs	(99)	—
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	4,880	5,651
Withholding taxes paid on tender offer	—	(15,469)
Withholding taxes paid on dividends previously declared	—	(10,009)
Withholding taxes paid related to net share settlement of equity awards	(3,501)	(33,017)
Other financing activities, net	71	(6)
Net cash used in financing activities	(104,012)	(158,213)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,395)	(18,032)
Net decrease in cash, cash equivalents and restricted cash	(106,818)	(209,150)
Cash, cash equivalents and restricted cash at beginning of the period	195,564	394,942
Cash, cash equivalents and restricted cash at end of the period	$88,746	$185,792

Supplemental disclosure of cash flow information:
Interest paid	$18,669	$14,486
Income taxes paid	$38,590	$22,830
Withholding taxes payable	$(683)	$—

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued compensation	$—	$11,534

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$87,405	$184,544
Restricted cash included in other non-current assets	1,341	1,248
Total cash, cash equivalents and restricted cash	$88,746	$185,792
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

Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Nine Months Ended September 30, 2023
Allowance for credit losses, beginning balance	$(9,531)
Current provision for expected credit losses	(4,145)
Write-offs charged against allowance	4,679
Recoveries of amounts previously written off	(96)
Changes due to exchange rates	19
Allowance for credit losses, ending balance	$(9,074)
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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended September 30, 2023 and 2022 was 65% and 62%, respectively, and 65% and 63% for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and December 31, 2022, 74% and 69%, respectively, of trade receivables and unbilled receivables was due from customers located outside the United States. At September 30, 2023 and December 31, 2022, the Company had net property and equipment of $20.6 million and $30.0 million, respectively, outside the United States.
Change in Accounting Principle - Stock-Based Compensation
In the fourth quarter of 2022, the Company changed its stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. The Company believes the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections, because it more accurately reflects how the award is earned over the service period and is the predominant method used in its industry. The Company applied the change retrospectively adjusting all periods presented resulting in an increase to net loss of $7.2 million and an increase to basic and diluted loss per share of $0.02 for the three months ended September 30, 2022 and an increase to net loss of $0.2 million and no impact to basic and diluted loss per share for the nine months ended September 30, 2022.

Note 2 – Revenue Recognition
The Company disaggregates revenues from contracts with customers by geographic customer location, industry vertical and revenue contract types. Geographic customer location is pertinent to understanding the Company's revenues, as the Company generates its revenues from providing professional services to customers in various regions across the world. The Company groups customers into one of five industry verticals. Revenue contract types are differentiated by the type of pricing structure for customer contracts, which is predominantly time-and-materials but also includes fixed price contracts.
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America (1)	$105,666	$129,421	$323,755	$382,856
APAC (2)	97,155	108,353	297,782	320,233
Europe (3)	66,292	79,937	219,524	239,466
LATAM	11,046	14,736	33,369	42,939
Total revenues	$280,159	$332,447	$874,430	$985,494
(1)For the three months ended September 30, 2023 and 2022, the United States represented 36.5%, or $102.3 million, and 36.4%, or $121.1 million, respectively, of the Company’s total revenues. For the nine months ended September 30, 2023 and 2022, the United States represented 35.8%, or $313.4 million, and 36.5%, or $359.7 million, respectively, of the Company’s total revenues. Canadian operations were determined to be immaterial given revenue as a percentage of total North America revenues was less than 10% for the three and nine months ended September 30, 2023 and 2022.
(2)For the three months ended September 30, 2023 and 2022, Australia represented 10.5%, or $29.4 million, and 11.5%, or $38.4 million, respectively, of the Company's total revenues. For the nine months ended September 30, 2023 and 2022, Australia represented 10.1%, or $88.6 million, and 11.6%, or $114.5 million, respectively, of the Company's total revenues.
(3)For the three and nine months ended September 30, 2023, Germany represented 11.3%, or $31.8 million, and 10.9%, or $95.1 million, respectively, of the Company's total revenues. For the three and nine months ended September 30, 2022, revenue in Germany as a percentage of the Company’s total revenues was less than 10%. For the three months ended September 30, 2023 and 2022 and nine months ended September 30, 2023, revenue in the United Kingdom as a percentage of the Company's total revenues was less than 10%. For the nine months ended September 30, 2022, the United Kingdom represented 10.4%, or $102.6 million, of the Company’s total revenues.
Other non-U.S. countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three and nine months ended September 30, 2023 and 2022.

The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Technology and business services	$70,612	$94,219	$214,440	$274,815
Energy, public and health services	71,662	83,386	231,014	237,101
Retail and consumer	44,663	57,919	137,060	182,982
Financial services and insurance	46,447	55,004	154,380	173,139
Automotive, travel and transportation	46,775	41,919	137,536	117,457
Total revenues	$280,159	$332,447	$874,430	$985,494
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Time-and-material	$215,779	$282,190	$708,148	$829,485
Fixed-price	64,380	50,257	166,282	156,009
Total revenues	$280,159	$332,447	$874,430	$985,494
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of September 30, 2023	As of December 31, 2022
Contract assets included in unbilled receivables	$49,659	$39,941
Contract liabilities included in deferred revenue	$6,921	$5,167
Contract assets primarily relate to unbilled amounts on fixed-price contracts. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended September 30, 2023 and 2022, the Company recognized nil and $0.5 million, respectively, of revenues that were included in current liabilities at the prior year end. For the nine months ended September 30, 2023 and 2022, the Company recognized $4.3 million and $13.1 million, respectively, of revenues that were included in current liabilities at the prior year end.
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

The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$825	$1,642	$1,588	$2,039
Costs to obtain contracts capitalized	177	488	526	726
Amortization of capitalized costs	(344)	(291)	(1,471)	(916)
Changes due to exchange rates	12	(3)	27	(13)
Balance at end of period	$670	$1,836	$670	$1,836
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
Aggregate acquisition-related costs related to Itoc of $1.1 million and $3.6 million for the three and nine months ended September 30, 2023 were included within SG&A expenses in the condensed consolidated statements of loss and comprehensive loss.

The Company's preliminary allocation of the fair value of underlying assets acquired and liabilities assumed as of the acquisition date is as follows (in thousands):

Total
Cash and cash equivalents	$1,788
Trade receivables, net of allowance	1,251
Customer relationships, net (1)	3,500
Goodwill	13,766
Accounts payable	(110)
Accrued compensation	(363)
Accrued expenses and other current liabilities	(1,162)
Income taxes payable	(178)
Lease liabilities, current	(173)
Deferred tax liabilities	(1,050)
Other assets/liabilities, net	508
Total gross purchase price	$17,777
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
In connection with the acquisition of Connected Lab Inc. ("Connected") in the second quarter of 2022, the Company recorded a liability of $14.0 million of contingent consideration, which is included within the total purchase price and classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The present value of the contingent consideration liability was determined using a Monte Carlo Simulation that calculated the average present value of the earnout payment. The fair value measurement of the earnout includes a performance metric which is an unobservable Level 3 input. The contingent consideration is payable in cash dependent upon achievement of the performance metric. The liability was remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the condensed consolidated statements of loss and comprehensive loss, and the final payout amount of $14.3 million was paid on May 4, 2023.
The following table presents the change in the contingent consideration liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$—	$14,382	$14,255	$—
Additions in the period	—	—	—	13,996
Payments in the period	—	—	(14,344)	—
Change in fair value	—	(2,955)	129	(2,427)
Change due to exchange rates	—	(793)	(40)	(935)
Balance at end of period	$—	$10,634	$—	$10,634

Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2022	$405,017
Additions due to acquisitions	13,766
Changes due to exchange rates	(2,411)
Balance as of September 30, 2023	$416,372
The following is a summary of other intangible assets (in thousands):

	September 30, 2023	December 31, 2022
Customer relationships	$196,947	$193,447
Less accumulated amortization	(70,276)	(59,369)
Customer relationships, net	126,671	134,078
Trademark	273,000	273,000
Total other intangible assets, after amortization	399,671	407,078
Changes due to exchange rates	(11,441)	(10,031)
Other intangible assets, net	$388,230	$397,047
Other than indefinite-lived trademarks, the Company’s intangible assets have finite lives and, as such, are subject to amortization. Amortization expense related to these intangible assets was $3.6 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively, and $10.9 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2023	$3,878
2024	15,510
2025	15,510
2026	15,510
2027	14,708
Thereafter	61,555
$126,671
The weighted average remaining useful life of the Company’s finite-lived intangible assets was 8.4 years as of September 30, 2023 and 9.2 years as of December 31, 2022.
Note 5 – Income Taxes
Prior to the Company's initial public offering ("IPO") in September 2021, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year to the pre-tax income or loss for the interim period, adjusting the provision for discrete tax items recorded in the period. Upon the IPO, due to the magnitude of transaction related stock-based compensation costs, the Company's forecasted pre-tax income for the year is causing the tax rate to be highly sensitive, whereby minor changes in forecasted pre-tax income generate significant variability in the estimated annual effective tax rate. This is impacting the customary relationship between income tax expense and pre-tax income in interim periods. Beginning in the third quarter of 2021, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate due to the range of potential impacts for the aforementioned forecast changes. Accordingly, the Company computed the effective tax rate for the nine-month period ended September 30, 2023 using actual results, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting.
The Company’s effective tax rate for the three months ended September 30, 2023 and September 30, 2022 was (4.9)% and (56.8)%, respectively, and (39.8)% and (18.3)% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% primarily due to U.S. corporate state income taxation and the effect of foreign operations, which reflects the impact of higher income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of China SAFE restricted stock units ("RSUs"), the unfavorable impact of capitalized research and experimental costs under Internal Revenue Code ("IRC") §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion, the unfavorable impact of excess tax deficiencies on stock-based compensation, and the unfavorable impact of providing for and settling of uncertain income tax positions for the three and nine months ended September 30, 2023. The change in the effective tax rate for the three and nine months ended September 30, 2023, as compared to the prior periods, and the negative effective tax rate for the three and nine months ended September 30, 2023 and September 30, 2022, is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Note 6 – Loss Per Share
The components of basic and diluted loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(25,852)	$(38,608)	$(46,231)	$(121,501)
Denominator:
Weighted average shares outstanding – Basic and diluted	317,805,140	311,621,233	317,204,506	309,481,860
Basic and diluted loss per share	$(0.08)	$(0.12)	$(0.15)	$(0.39)
The following potentially dilutive securities were excluded from the computation of diluted loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock options, RSUs and performance stock units ("PSUs")	21,208,550	24,240,209	17,485,508	25,092,811

Note 7 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$7,462	$41,558	$28,688	$161,040
Selling, general and administrative expenses	5,344	17,602	19,403	67,268
Total stock-based compensation expense	$12,806	$59,160	$48,091	$228,308
Stock Options
The following is a summary of performance and time vesting stock option activity for the nine months ended September 30, 2023 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2022	21,607,562	$3.83
Granted	—	—
Forfeited	(326,341)	11.33
Exercised	(1,705,330)	2.86
Cancelled	—	—
Expired	—	—
Balance at September 30, 2023	19,575,891	$3.79	$26,639	4.6

Exercisable at September 30, 2023	19,072,991	$3.61	$26,639	4.6
As of September 30, 2023, total compensation cost related to time vesting options not yet recognized was $3.8 million, which will be recognized over a weighted-average period of 1.4 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan (the "2017 Plan") and the applicable award agreements.

Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	13,013,946	$17.37
Granted	364,564	8.14
Forfeited	(1,548,606)	17.58
Vested (1)	(985,765)	21.86
Unvested balance at September 30, 2023	10,844,139	$16.63
(1)Includes 0.3 million shares that were net settled when released and returned to the share pool for future grants.
As of September 30, 2023, total compensation cost related to RSUs not yet recognized was $89.7 million, of which $79.8 million is primarily related to the annual grant and considered recurring. The remainder of $9.9 million is IPO related or associated with one-time grants and considered non-recurring. The total unamortized expense is anticipated to be recognized over a weighted-average period of 2.3 years.
Performance Stock Units
The following is a summary of PSU activity for the nine months ended September 30, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	76,697	$20.11
Granted (1)	737,483	8.44
Adjustment for PSUs expected to vest as of current period end	(718,483)	8.22
Forfeited	(7,565)	11.45
Vested	—	—
Unvested balance at September 30, 2023	88,132	$20.11
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of September 30, 2023, total compensation cost related to PSUs not yet recognized was $5.3 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 2.0 years.
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
On February 24, 2023, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan. As a result of the prepayment, the Company wrote off $0.9 million of deferred financing fees, which is reflected in other income (expense), net in the condensed consolidated statements of loss and comprehensive loss for the nine months ended September 30, 2023.
On May 18, 2023, the Company amended and restated its credit agreement (the “Third Amendment and Restatement”) to transition the reference rate for the Term Loan borrowings under the Credit Agreement from LIBOR to SOFR.

The following table presents the Company's outstanding debt and borrowing capacity (in thousands, except percentages):

	September 30, 2023	December 31, 2022
Availability under Revolver (due March 26, 2026)	$300,000	$300,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$294,856	$399,006
Interest rate	7.9%	6.9%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	September 30, 2023	December 31, 2022
Long-term debt, less current portion	$289,975	$395,338
Capitalized deferred financing fees	(2,269)	(3,482)
Long-term debt	287,706	391,856
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$294,856	$399,006
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of September 30, 2023 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $392.0 million as of December 31, 2022.
Note 9 – Accrued Expenses and Other Current Liabilities
The following is a summary of the Company’s accrued expenses and other current liabilities (in thousands):

	September 30, 2023	December 31, 2022
Contingent consideration	$—	$14,255
Deferred revenue	6,921	5,167
Professional fees	8,276	6,321
Value-added tax and sales tax payable	4,468	7,526
Restructuring	4,643	—
Other accrued expenses	8,552	9,651
Accrued expenses and other current liabilities	$32,860	$42,920

Note 10 – Restructuring Actions
On August 8, 2023, the Company announced that its Board of Directors approved and committed to a structural reorganization (the "Reorganization") on August 7, 2023 that will (i) move its operational functions from a geographic to a centralized model, (ii) create a new organizational home for the majority of its client facing workforce, our Digital Engineering Center, and (iii) evolve its regional market structure. The majority of the actions were taken in the third quarter of 2023, and the Company expects actions to be completed by the end of the third quarter of 2024.
Thoughtworks expects to incur total pre-tax cash charges of approximately $20 million to $25 million (the “Total Charges”), of which approximately $18 million to $20 million are expected to be recognized in 2023. The expected Total Charges include $18 million to $22 million in wage-related expenses, such as employee severance and related benefits, and $2 million to $3 million in non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees.
The total costs related to the Reorganization are reported in restructuring in the condensed consolidated statements of loss and comprehensive loss. The liability as of September 30, 2023 is reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheet. The table below summarizes the activities related to the restructuring for the three and nine months ended September 30, 2023 (in thousands):

	Wage-related expenses	Non-wage related expenses	Total
Liability as of December 31, 2022	$—	$—	$—
Charges	15,356	210	15,566
Payments	(10,856)	(67)	(10,923)
Liability as of September 30, 2023	$4,500	$143	$4,643

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
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 11,058 Thoughtworkers strong across 51 offices in 18 countries. For 30 years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
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
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$280,159	$332,447	$874,430	$985,494
Revenue Growth Rate as reported (1)	(15.7)%	16.6%	(11.3)%	25.8%
Revenue Growth Rate at constant currency (1)	(16.6)%	23.9%	(10.2)%	31.3%
Net loss	$(25,852)	$(38,608)	$(46,231)	$(121,501)
Net loss margin	(9.2)%	(11.6)%	(5.3)%	(12.3)%
Adjusted Net Income (2)	$11,525	$26,758	$31,697	$107,758
Adjusted EBITDA (3)	$33,563	$67,165	$97,763	$198,554
Adjusted EBITDA Margin (3)	12.0%	20.2%	11.2%	20.1%
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
(2)We use Adjusted Net Income as an important indicator of our performance. See “—Non-GAAP Financial Measures” below for a definition of and reconciliation of Adjusted Net Income to net loss, the most directly comparable GAAP measure, how we use this measure and an explanation of why we consider this non-GAAP measure to be helpful for investors.
(3)We also use Adjusted EBITDA and Adjusted EBITDA Margin as important indicators of our performance. See “—Non-GAAP Financial Measures” below for a definition of and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, how we use Adjusted EBITDA and Adjusted EBITDA Margin and an explanation of why we consider these non-GAAP measures to be helpful for investors.
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three and nine months ended September 30, 2023, revenues decreased 15.7% and 11.3%, respectively. The decrease in revenue was due to the continued impact of the environment, particularly in the IT services market, combined with incremental project start ups, shorter contract terms, and client budget caution, which caused lower revenues for the three and nine months ended September 30, 2023. Further, a larger percentage of our work was performed offshore which has lower bill rates than onshore work. For the three months ended September 30, 2023, the decrease was also attributable to lower bill rates. For the nine months ended September 30, 2023, the decrease was also attributable to lower utilization. Acquisitions completed in the last twelve months contributed approximately 1% to the revenue growth rate for both the three and nine months ended September 30, 2023. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three and nine months ended September 30, 2022, we would have reported a decrease in revenues of 16.6% and 10.2%, respectively. The positive impact to revenues from foreign currencies for the three months ended September 30, 2023 was due to the depreciation of the U.S. dollar, and the negative impact to revenues from foreign currencies for the nine months ended September 30, 2023 was due to the appreciation of the U.S. dollar, relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net Loss, Net Loss Margin and Adjusted Net Income
For the three months ended September 30, 2023, the $12.8 million decrease in net loss and 2.4 percentage point decrease in net loss margin as compared to the three months ended September 30, 2022 were driven by decreased stock-based compensation expense of $46.4 million, which includes a decrease of $47.7 million of nonrecurring expense mainly related to IPO grants, offset by an increase of $1.3 million of recurring expense primarily related to the annual grant, a decrease in payroll expense (excluding stock-based compensation) of $18.9 million resulting from a lower professional service headcount and lower bonus accruals for 2023, and a $12.8 million decrease in income tax expense, partially offset by a $52.3 million decrease in revenue, as discussed above, and $15.6 million of restructuring costs.
For the three months ended September 30, 2023, the decrease in Adjusted Net Income as compared to the three months ended September 30, 2022 of $15.2 million, or 56.9%, was primarily due to a decrease in revenue of $52.3 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $16.2 million, professional fees of $4.3 million and income tax expense.
For the nine months ended September 30, 2023, the $75.3 million decrease in net loss and 7.0 percentage point decrease in net loss margin as compared to the nine months ended September 30, 2022 were driven by decreased stock-based compensation expense of $180.2 million, which includes a decrease of $187.3 million of nonrecurring expense mainly related to IPO grants and $46.7 million related to the approval of China SAFE during the first quarter of 2022, offset by an increase of $7.1 million of recurring expense primarily related to the annual grant, a decrease in payroll expense (excluding stock-based compensation) of $11.6 million, which includes severance expense related to the headcount reduction in the first quarter of 2023, partially offset by a $111.1 million decrease in revenue, as discussed above, and $15.6 million of restructuring costs. For more information, see “—Results of Operations.” We consider net loss margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the nine months ended September 30, 2023, the decrease in Adjusted Net Income as compared to the nine months ended September 30, 2022 of $76.1 million, or 70.6%, was primarily due to a decrease in revenue of $111.1 million, as discussed above, partially offset by decreases in professional fees of $8.5 million, payroll expense (excluding stock-based compensation) of $5.9 million, which includes severance expense related to the headcount reduction in the first quarter of 2023, and income tax expense. Adjusted Net Income excludes the impacts of restructuring charges.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three and nine months ended September 30, 2023, the decrease in Adjusted EBITDA as compared to the three and nine months ended September 30, 2022 of $33.6 million, or 50.0%, and $100.8 million, or 50.8%, respectively, and the decrease in Adjusted EBITDA Margin as compared to the three and nine months ended September 30, 2022 was primarily due to the factors driving a decrease in revenue, as discussed above.
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$280,159	$332,447	$874,430	$985,494
Operating expenses:
Cost of revenues (1)	185,985	244,139	591,845	744,366
Selling, general and administrative expenses (1)	81,840	91,682	254,806	295,799
Depreciation and amortization	5,997	5,303	17,413	15,364
Restructuring	15,566	—	15,566	—
Loss from operations	(9,229)	(8,677)	(5,200)	(70,035)
Other (expense) income:
Interest expense	(6,649)	(5,871)	(19,661)	(15,502)
Net realized and unrealized foreign currency loss	(8,813)	(12,129)	(7,658)	(18,903)
Other income (expense), net	43	2,056	(545)	1,731
Total other expense	(15,419)	(15,944)	(27,864)	(32,674)
Loss before income taxes	(24,648)	(24,621)	(33,064)	(102,709)
Income tax expense	1,204	13,987	13,167	18,792
Net loss	$(25,852)	$(38,608)	$(46,231)	$(121,501)
Effective tax rate	(4.9)%	(56.8)%	(39.8)%	(18.3)%
(1) Includes stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$7,462	$41,558	$28,688	$161,040
Selling, general and administrative expenses	5,344	17,602	19,403	67,268
Total stock-based compensation expense	$12,806	$59,160	$48,091	$228,308

Summary Comparison of the Three and Nine Months Ended September 30, 2023 with the Three and Nine Months Ended September 30, 2022
Revenues
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
The following table presents our number of clients, number of clients generating greater than $10 million in revenues and net dollar retention rate:

	Trailing twelve months ended
	September 30, 2023	September 30, 2022
Number of clients (1)	466	403
Number of clients generating greater than $10 million in revenues	34	36
Net dollar retention rate (2)	94%	119%
(1) We define clients as those with spend in excess of $25,000 within the preceding twelve months.
(2) The decrease was driven by incremental project start ups, shorter contract terms, and client budget caution, due to the continued impact of the macroeconomic environment and pressures on client behavior across all regions, and particularly in our retail and consumer and technology and business services verticals.
The following table presents the percentage of revenues from new and existing clients:

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing twelve months ended September 30,
	2023	2022	2023	2022	2023	2022
Existing clients (1)	92.3%	84.0%	94.6%	89.4%	93.3%	88.6%
New clients	7.7%	16.0%	5.4%	10.6%	6.7%	11.4%
(1) For the three and nine months ended September 30, 2023 and 2022, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the trailing twelve months ended September 30, 2023 and 2022, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months.
During the three months ended September 30, 2023, we contracted with 34 new logos with a higher concentration within the energy, public and health services industry vertical.

Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Technology and business services	$70,612	25.2%	$94,219	28.4%	$214,440	24.5%	$274,815	27.8%
Energy, public and health services	71,662	25.6%	83,386	25.1%	231,014	26.4%	237,101	24.1%
Retail and consumer	44,663	15.9%	57,919	17.4%	137,060	15.7%	182,982	18.6%
Financial services and insurance	46,447	16.6%	55,004	16.5%	154,380	17.7%	173,139	17.6%
Automotive, travel and transportation	46,775	16.7%	41,919	12.6%	137,536	15.7%	117,457	11.9%
Total revenues	$280,159	100.0%	$332,447	100.0%	$874,430	100.0%	$985,494	100.0%
During the three months ended September 30, 2023, we saw a decrease in revenue in the retail and consumer, technology and business services, financial services and insurance and energy, public and health services industry verticals of (22.9)%, (25.1)%, (15.6)% and (14.1)%, respectively, compared to the three months ended September 30, 2022. During the nine months ended September 30, 2023, we saw a decrease in revenue in the retail and consumer, technology and business services, financial services and insurance and energy, public and health services industry verticals of (25.1)%, (22.0)%, (10.8)% and (2.6)%, respectively, compared to the nine months ended September 30, 2022. The decreases in these verticals were driven by incremental project start ups, shorter contract terms, and client budget caution as discussed above.
During the three and nine months ended September 30, 2023, the automotive, travel and transportation industry vertical grew by 11.6% and 17.1%, respectively, compared to the three and nine months ended September 30, 2022 driven by enterprise modernization, platforms and cloud.
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
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
North America	$105,666	37.7%	$129,421	38.9%	$323,755	37.0%	$382,856	38.8%
APAC	97,155	34.7%	108,353	32.6%	297,782	34.1%	320,233	32.5%
Europe	66,292	23.7%	79,937	24.1%	219,524	25.1%	239,466	24.3%
LATAM	11,046	3.9%	14,736	4.4%	33,369	3.8%	42,939	4.4%
Total revenues	$280,159	100.0%	$332,447	100.0%	$874,430	100.0%	$985,494	100.0%
For the three and nine months ended September 30, 2023, we had a decrease in revenue of (18.4)% and (15.4)%, respectively, in North America, with the United States contributing revenues of $102.3 million and $313.4 million, respectively, compared to $121.1 million and $359.7 million, respectively, for the same periods in 2022. The largest revenue concentration came from the technology and business services and the energy, public and health services industry verticals.
For the three and nine months ended September 30, 2023, we had a decrease in revenue of (10.3)% and (7.0)%, respectively, in APAC where the top revenue contributing customer location country was Australia with revenues of $29.4 million and $88.6 million, respectively, compared to $38.4 million and $114.5 million, respectively, for the same periods in 2022. The largest revenue concentration came from the financial services and insurance industry vertical.
For the three and nine months ended September 30, 2023, we had a decrease in revenue of (17.1)% and (8.3)%, respectively, in Europe where the top revenue contributing customer location country was Germany with revenues of $31.8 million and $95.1 million, respectively, compared to $31.1 million and $93.2 million, respectively, for the same periods in 2022. The largest revenue concentration came from the automotive, travel and transportation industry vertical.
For the three and nine months ended September 30, 2023, we had a decrease in revenue of (25.0)% and (22.3)%, respectively, in LATAM, compared to the same periods in 2022 with Brazil being our largest customer location. The largest revenue concentration came from the financial services and insurance and retail and consumer industry verticals.
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
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Top five clients	$53,533	19.1%	$53,548	16.1%	$154,817	17.7%	$151,981	15.4%
Top ten clients	$82,250	29.4%	$84,569	25.4%	$239,255	27.4%	$248,670	25.2%
Top fifty clients	$188,200	67.2%	$217,445	65.4%	$579,196	66.2%	$636,708	64.6%
People Metrics

Number of employees		Average revenue per employee (1)				Trailing Twelve Months Voluntary Attrition
As of		Nine Months Ended		Annualized as of		As of
September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
11,058	12,884	$74,000	$84,000	$99,000	$112,000	12.2%	11.8%
(1) We define average revenue per employee as total revenues for the period divided by the average number of employees in such period.
The decrease in average revenue per employee compared to the nine months ended September 30, 2022 was driven by the negative impact from client budget caution and onshore/offshore mix. We believe our relatively flat voluntary attrition and thus stable employee retention was due to our unique, cultivating culture, our focus on career development, our intensive training programs and our interesting work opportunities.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.4 billion and $1.5 billion for the trailing twelve months ended September 30, 2023 and 2022, respectively. The 6.7% decrease is primarily due to smaller contract sizes and shorter contract terms.
Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Cost of revenues	$185,985	$244,139	(23.8)%	$591,845	$744,366	(20.5)%
During the three and nine months ended September 30, 2023, cost of revenues (including stock-based compensation) decreased (23.8)% and (20.5)%, respectively, compared to the three and nine months ended September 30, 2022. The decreases were primarily driven by a decrease in stock-based compensation expense of $34.1 million and $132.4 million, respectively.
Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Gross profit	$94,174	$88,308	6.6%	$282,585	$241,128	17.2%
Gross margin	33.6%	26.6%		32.3%	24.5%
Our gross margin increased by 7.0 percentage points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and 7.8 percentage points for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in stock-based compensation expense, partially offset by an increase in payroll expense (excluding stock-based compensation), as a percentage of revenues.
SG&A Expenses and SG&A Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
SG&A expenses	$81,840	$91,682	(10.7)%	$254,806	$295,799	(13.9)%
SG&A margin	29.2%	27.6%		29.1%	30.0%
For the three months ended September 30, 2023, SG&A expenses decreased 10.7% compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease in stock-based compensation expense of $12.3 million. The increase in SG&A margin for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by increased payroll expense (excluding stock-based compensation), partially offset by decreased stock-based compensation expense, as a percentage of revenues.
For the nine months ended September 30, 2023, SG&A expenses decreased 13.9% compared to the nine months ended September 30, 2022. SG&A expenses for the nine months ended September 30, 2023 includes severance expense related to the headcount reduction in the first quarter of 2023. The decrease was driven by a decrease in stock-based compensation expense of $47.9 million, partially offset by increases in acquisition costs of $2.3 million and hardware and software expense of $2.0 million. The decrease in SG&A margin for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven by decreased stock-based compensation expense, partially offset by increased payroll expense (excluding stock-based compensation), as a percentage of revenues.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Depreciation and amortization	$5,997	$5,303	13.1%	$17,413	$15,364	13.3%
The increase for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was driven by an increase in the amortization expense related to increased capitalized software development cost. The increase for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was driven by an increase in intangible amortization related to acquisitions.
Restructuring

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Restructuring	$15,566	$—	NM	$15,566	$—	NM
NM - not meaningful

Restructuring includes wage-related expenses of $15.4 million, such as employee severance and related benefits, of which $6.7 million relates to operations and $8.7 million relates to professional services, and non-wage related expenses of $0.2 million, including costs related to reducing leased office space, vendor contract cancellations and professional fees.
Loss from Operations and Loss from Operations Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	% Change	2023	2022	% Change
Loss from operations	$(9,229)	$(8,677)	6.4%	$(5,200)	$(70,035)	(92.6)%
Loss from operations margin	(3.3)%	(2.6)%		(0.6)%	(7.1)%
Loss from operations and loss from operations margin for the three months ended September 30, 2023 were relatively flat compared to the three months ended September 30, 2022.
The decrease in loss from operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by a decrease in stock-based compensation expense of $180.2 million, as previously discussed, a decrease in payroll expense (excluding stock-based compensation) of $11.6 million, which includes severance expense related to the headcount reduction in the first quarter of 2023; partially offset by a decrease in revenues of $111.1 million and restructuring costs of $15.6 million. The decrease in loss from operations margin was driven by decreased stock-based compensation expense as a percentage of revenues.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Interest expense	$6,649	$5,871	13.3%	$19,661	$15,502	26.8%
Interest expense is primarily related to our Term Loan and Revolver. The increase for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the increased interest rate on our borrowings, partially offset by decreased borrowings due to prepayments under our Credit Agreement.
Income Tax Expense and Effective Tax Rate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands, except percentages)
Income tax expense	$1,204	$13,987	(91.4)%	$13,167	$18,792	(29.9)%
Effective tax rate	(4.9)%	(56.8)%		(39.8)%	(18.3)%
See Note 5, Income Taxes, for additional discussion around forecasting uncertainties related to our income tax rate.
Income tax expense decreased by $12.8 million and $5.6 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022 primarily due to the impact of China SAFE RSUs, excess tax deficiencies on stock-based compensation, and net GILTI inclusion.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations, the non-deductibility of China SAFE RSUs, the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion, the unfavorable impact of excess tax deficiencies on stock-based compensation, and the unfavorable impact of providing for and settling of uncertain income tax positions for the three and nine months ended September 30, 2023. The change in the effective tax rate for the three and nine months ended September 30, 2023 as compared to the prior periods, and the negative effective tax rate for all periods presented, is a result of the aforementioned unique net unfavorable items, when compared to the pre-tax loss.
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
Non-GAAP Financial Measures
We define Adjusted Net Income as net loss adjusted for unrealized loss on foreign currency exchange, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan, final tax assessment for closed operations, the change in fair value of contingent consideration, restructuring charges and income tax effects of adjustments.
We define Adjusted EBITDA as net loss adjusted to exclude income tax expense; interest expense; other (income) expense, net, excluding a gain related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables in 2022; unrealized loss on foreign currency exchange; stock-based compensation expense; depreciation and amortization expense; acquisition costs; certain professional fees that are considered unrelated to our ongoing revenue-generating operations; employer payroll related expense on employee equity incentive plan; final tax assessment for closed operations and restructuring charges. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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
The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(25,852)	$(38,608)	$(46,231)	$(121,501)
Unrealized foreign exchange loss	10,223	14,448	9,488	22,242
Stock-based compensation	12,806	59,160	48,091	228,308
Amortization of acquisition-related intangibles	3,656	3,449	10,916	9,744
Acquisition costs (a)	1,533	1,742	5,339	3,044
Certain professional fees (b)	2,051	766	3,801	1,632
Employer payroll related expense on employee equity incentive plan (c)	264	2,950	755	6,447
Final tax assessment for closed operations (d)	—	—	—	258
Change in fair value of contingent consideration (e)	—	(2,955)	129	(2,427)
Restructuring (f)	15,566	—	15,566	—
Income tax effects of adjustments (g)	(8,722)	(14,194)	(16,157)	(39,989)
Adjusted Net Income	$11,525	$26,758	$31,697	$107,758

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(25,852)	$(38,608)	$(46,231)	$(121,501)
Income tax expense	1,204	13,987	13,167	18,792
Interest expense	6,649	5,871	19,661	15,502
Other (income) expense, net (h)	(28)	(2,056)	759	(1,731)
Unrealized foreign exchange loss	10,223	14,448	9,488	22,242
Stock-based compensation	12,806	59,160	48,091	228,308
Depreciation and amortization	9,147	8,905	27,367	25,561
Acquisition costs (a)	1,533	1,742	5,339	3,044
Certain professional fees (b)	2,051	766	3,801	1,632
Employer payroll related expense on employee equity incentive plan (c)	264	2,950	755	6,447
Final tax assessment for closed operations (d)	—	—	—	258
Restructuring (f)	15,566	—	15,566	—
Adjusted EBITDA	$33,563	$67,165	$97,763	$198,554
Net loss margin	(9.2)%	(11.6)%	(5.3)%	(12.3)%
Adjusted EBITDA Margin	12.0%	20.2%	11.2%	20.1%
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
(f)Adjusts for restructuring costs which include wage-related expenses, such as employee severance and related benefits, and non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees.
(g)Adjusts for the income tax effects of the foregoing adjusted items.
(h)Excludes a gain, which was included within other (income) expense, net in the condensed consolidated statements of loss and comprehensive loss for 2023, related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables in 2022.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$87,405	$194,294
Availability under Revolver	300,000	300,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	294,856	399,006
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
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $87.4 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 12, Credit Agreements, in the notes to our consolidated financial statements included in the 2022 Annual Report for a discussion of our Term Loan and Revolver as well as Note 8, Credit Agreements, with respect to this Quarterly Report. As of September 30, 2023, we had $297.1 million outstanding under our Term Loan with an interest rate of 7.9% and no borrowings outstanding under the Revolver.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of September 30, 2023, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$22,602	$56,341
Investing activities	(22,013)	(89,246)
Financing activities	(104,012)	(158,213)
Effect of exchange rate changes on cash and cash equivalents	(3,395)	(18,032)
Net decrease in cash and cash equivalents	$(106,818)	$(209,150)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 was $22.6 million comprised of net loss of $46.2 million, adjusted for non-cash items including $48.1 million of stock-based compensation expense and $27.4 million of depreciation and amortization. Cash provided by operating activities during the nine months ended September 30, 2023 was further benefited by the change in trade receivables of $43.8 million offset by the change in unbilled receivables of $22.3 million and the change in accrued expenses and other liabilities of $27.2 million driven by the payment of tax installments and contingent consideration.
Net cash provided by operating activities during the nine months ended September 30, 2022 was $56.3 million comprised of net loss of $121.5 million, adjusted for non-cash items including $228.3 million of stock-based compensation expense and $25.6 million of depreciation and amortization. Cash provided by operating activities during the nine months ended September 30, 2022 was negatively impacted by the change in unbilled receivables of $78.4 million.
Cash provided by operating activities can be significantly impacted by the timing of cash receipts from customers and payments to vendors as well as vendor payment terms.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 was $22.0 million driven by the acquisition of Itoc in the first quarter of 2023.
Net cash used in investing activities during the nine months ended September 30, 2022 was $89.2 million driven by the acquisition of Connected in the second quarter of 2022.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $104.0 million driven by the repayment of long-term debt of $105.4 million.
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
Contractual Obligations and Future Capital Requirements
Contractual Obligations
We recorded an acquisition purchase price liability of $14.0 million for contingent consideration related to the acquisition of Connected in the second quarter of 2022. The final payout amount of $14.3 million was paid on May 4, 2023.
Refer to Note 3, Acquisitions, and Note 8, Leases, of the notes to our consolidated financial statements included in Part II, Item 8 of the 2022 Annual Report for further detail regarding the aforementioned contingent consideration and additional information related to our lease commitments.
There were no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2023 from the contractual obligations and commitments disclosed in the 2022 Annual Report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the third quarter of 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

Our directors and executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s insider trading policy. During the three months ended September 30, 2023, the following directors or executive officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933):

Name and Position	Plan Adoption/Termination	Plan Adoption/Termination Date	Duration of the Plan (Expiration Date)	Number of Shares to be Purchased (Sold) under Plan (1)
Sai Mandapaty	Adoption	September 11, 2023	August 30, 2024	(216,099)
Chief Commercial Officer
Joanna Parke	Adoption	September 8, 2023	November 30, 2024	(195,278)
Chief Talent and Operating Officer
(1) Includes 29,607 shares for Sai Mandapaty and 45,278 shares for Joanna Parke which are to be issued upon the vesting of restricted stock units and includes shares that will be automatically sold to cover mandatory tax withholding obligations.
Transactions under director or executive officer trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements were entered into by any director or executive officer of the Company during the covered period.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023, in connection with the Company's reorganizing activity announced on August 8, 2023, the role of Chief Commercial Officer, previously held by Sai Mandapaty, has been eliminated. The Company and Mr. Mandapaty agreed that his employment with the Company will end effective January 15, 2024. In connection with the conclusion of Mr. Mandapaty’s employment, he entered into an Agreement and Release with the Company on November 2, 2023 under Thoughtworks Executive Severance Plan (the

“Agreement”), that provides that upon the conclusion of his employment with the Company and in exchange for a release of claims against the Company and other customary provisions relating to confidentiality and restrictive covenants, he will receive 18 months of base salary, plus $50,000 in recognition of his years of service with the Company, his annual bonus for 2023 (if earned) and up to 18 months of COBRA health care coverage reimbursement. In addition, Mr. Mandapaty will be able to exercise his vested options until December 31, 2026.
A copy of the Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1*+	Sai Mandapaty - Agreement and Release executed on November 2, 2023
10.2+	Rebecca Parsons - Amendment to Employment Agreement dated August 3, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
**	Exhibits furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2023

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)