Form 10-Q/A
period 2023-06-30
Thoughtworks Holding, Inc.
filed 2024-02-26
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note
Thoughtworks Holding, Inc. (the "Company") is filing this Amendment No. 1 ("Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the "Original Filing"), originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023 (the “Original Filing Date”) to correct a misstatement in its Condensed Consolidated Statement of Cash Flows (Unaudited) for the period ended June 30, 2023. The misstatement was due to an inaccurate presentation of the change in cash flows ascribed to operating and financing activities in the condensed consolidated statement of cash flows. The misstatement relates solely to the inaccurate classification of the payment of contingent consideration. The Company considered both quantitative and qualitative factors in assessing the materiality of the misstatement and determined the misstatement was material to previously issued financial statements and has restated the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) for the period ended June 30, 2023 (the "Second Quarter").
There was no change to the net decrease in cash, cash equivalents and restricted cash in the Second Quarter nor was there any change in cash, cash equivalents and restricted cash at the end of the Second Quarter. There was no impact to the Company’s condensed consolidated statements of loss and comprehensive loss, condensed consolidated balance sheets, or its condensed consolidated statements of changes in stockholders’ equity for the Second Quarter.
Items Amended in this Quarterly Report on Form 10-Q/A
In addition to correcting the unaudited condensed consolidated financial statements, specifically the unaudited condensed consolidated statement of cash flows, related revisions and updates have been made to the following sections (the “Amended Items”):
•Part I, Item 1. Financial Information
◦Note 1, Business and Summary of Significant Accounting Policies
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits
This Amendment No. 1 also includes revisions and updates to certain other information including, but not limited to, an updated signature page. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the Amended Items, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update any of the other financial information or other information contained in the Original Filing. This amendment should be read in conjunction with the Company’s other filings with the SEC. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date other than those disclosed in Note 1. This Amendment No. 1 reflects updated Exhibit 101 (Interactive Data Files), which is filed herewith, as applicable.
Internal Controls Considerations
A discussion of the Company's internal controls over financial reporting, including that a material weakness in the Company's internal controls over financial reporting has been identified and management's plans to remediate this material weakness, is set forth in Item 4.

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

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2021	305,132,181	$356	50,985,571	$(629,424)	$1,359,149	$(10,844)	$(17,280)	$701,957
Net loss	—	—	—	—	—	—	(43,585)	(43,585)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,471)	—	(5,471)
Issuance of common stock for equity incentive awards, net of withholding taxes	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	100,183	—	—	100,183
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	310,024,807	$361	50,829,765	$(627,484)	$1,429,489	$(16,315)	$(61,706)	$724,345
Net loss	—	—	—	—	—	—	(39,308)	(39,308)
Other comprehensive loss, net of tax	—	—	—	—	—	(20,760)	—	(20,760)
Issuance of common stock for equity incentive awards, net of withholding taxes	888,186	1	—	—	2,442	—	—	2,443
Reissuance of treasury shares for equity incentive awards	51,311	—	(51,311)	639	(496)	—	—	143
Stock-based compensation expense	—	—	—	—	68,965	—	—	68,965
Balance as of June 30, 2022	310,964,304	$362	50,778,454	$(626,845)	$1,500,400	$(37,075)	$(101,014)	$735,828

Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive income, net of tax	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857
Net loss	—	—	—	—	—	—	(12,272)	(12,272)
Other comprehensive loss, net of tax	—	—	—	—	—	(651)	—	(651)
Issuance of common stock for equity incentive awards, net of withholding taxes	756,478	1	—	—	1,187	—	—	1,188
Reissuance of treasury shares for equity incentive awards	7,082	—	(7,082)	88	(88)	—	—	—
Stock-based compensation expense	—	—	—	—	17,606	—	—	17,606
Balance as of June 30, 2023	317,647,945	$368	50,605,103	$(624,687)	$1,601,559	$(39,619)	$(143,893)	$793,728
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Six Months Ended June 30,
	2023	2022
	(as restated)
Cash flows from operating activities:
Net loss	$(20,379)	$(82,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	18,220	16,656
Bad debt expense	2,596	2,038
Deferred income tax benefit	(12,033)	(19,618)
Stock-based compensation expense	35,285	169,148
Unrealized foreign currency exchange (gain) loss	(735)	7,794
Non-cash lease expense on right-of-use assets	9,312	8,870
Other operating activities, net	2,018	1,134
Changes in operating assets and liabilities:
Trade receivables	47,332	(20,069)
Unbilled receivables	(15,276)	(48,629)
Prepaid expenses and other assets	2,727	(2,690)
Lease liabilities	(9,495)	(6,951)
Accounts payable	(813)	1,699
Accrued expenses and other liabilities	(28,516)	(5,012)
Net cash provided by operating activities	30,243	21,477
Cash flows from investing activities:
Purchase of property and equipment	(3,681)	(12,459)
Proceeds from disposal of fixed assets	221	267
Acquisitions, net of cash acquired	(15,989)	(65,410)
Net cash used in investing activities	(19,449)	(77,602)
Cash flows from financing activities:
Payments of obligations of long-term debt	(103,575)	(3,575)
Payments of debt issuance costs	(99)	—
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	3,816	3,928
Withholding taxes paid on tender offer	—	(15,469)
Withholding taxes paid on dividends previously declared	—	(10,009)
Withholding taxes paid related to net share settlement of equity awards	(3,261)	(29,026)
Payment of contingent consideration	(13,996)	—
Other financing activities, net	80	(48)
Net cash used in financing activities	(117,035)	(54,199)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	178	(8,884)
Net decrease in cash, cash equivalents and restricted cash	(106,063)	(119,208)
Cash, cash equivalents and restricted cash at beginning of the period	195,564	394,942
Cash, cash equivalents and restricted cash at end of the period	$89,501	$275,734

Supplemental disclosure of cash flow information:
Interest paid	$12,544	$8,987
Income taxes paid	$31,929	$10,554
Withholding taxes payable	$(454)	$—

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Six Months Ended June 30,
	2023	2022
	(as restated)
Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued compensation	$—	$219

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$88,151	$274,527
Restricted cash included in other non-current assets	1,350	1,207
Total cash, cash equivalents and restricted cash	$89,501	$275,734
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

Restatement of Condensed Consolidated Statement of Cash Flows

Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended June 30, 2023, management determined that there was a misstatement in its Condensed Consolidated Statement of Cash Flows (Unaudited) for the period ended June 30, 2023. The misstatement was due to an inaccurate presentation of the change in cash flows ascribed to operating and financing activities in the condensed consolidated statement of cash flows. The misstatement relates solely to the inaccurate classification of the payment of contingent consideration.
As disclosed in Note 3, Acquisitions, the Company made a payment of contingent consideration related to the acquisition of Connected Lab Inc. of $14.3 million. In the Original Filing, the Company included this payment in the operating activities section of the condensed consolidated statement of cash flows. Of the $14.3 million payment, $14.0 million reflects the fair value of the contingent consideration on the acquisition date and should have been included within the financing activities section, and not within the operating activities section, of the condensed consolidated statement of cash flows.
A summary of the impact on the condensed consolidated statements of cash flows is as follows for the six months ended June 30, 2023 (in thousands):

	Six Months Ended June 30, 2023
	As reported	Adjustment	As restated
Cash flows from operating activities:
Accrued expenses and other liabilities	$(42,512)	$13,996	$(28,516)
Net cash provided by operating activities	$16,247	$13,996	$30,243

Cash flows from financing activities:
Payment of contingent consideration	$—	$(13,996)	$(13,996)
Net cash used in financing activities	$(103,039)	$(13,996)	$(117,035)
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
Certain items within this management's discussion and analysis of financial condition and results of operations have been updated as a result of the amendment and restatement of this Quarterly Report on Form 10-Q/A as described in further detail in the “Explanatory Note” at the beginning of this Form 10-Q/A. For additional information regarding the restatement, see Note 1, Business and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this Form 10-Q/A and Part I, Item 4 “Controls and Procedures.”
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
	(as restated)
Net cash provided by (used in):
Operating activities (1)	$30,243	$21,477
Investing activities	(19,449)	(77,602)
Financing activities (1)	(117,035)	(54,199)
Effect of exchange rate changes on cash and cash equivalents	178	(8,884)
Net decrease in cash and cash equivalents	$(106,063)	$(119,208)
(1)The amounts have been restated. See Note 1, Business and Summary of Significant Accounting Policies, for additional information.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2023 was $30.2 million compared to cash provided of $21.5 million for the comparable period in 2022. The increase in cash provided was primarily due to a decrease in trade receivables attributable to lower revenue, offset by an increase in days sales outstanding ("DSO") compared to the six months ended June 30, 2022, and a decrease in accruals driven by lower bonus accruals and the payment of tax installments during the quarter.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 was $19.4 million driven by the acquisition of Itoc in the first quarter of 2023.
Net cash used in investing activities during the six months ended June 30, 2022 was $77.6 million driven by the acquisition of Connected in the second quarter of 2022.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 was $117.0 million driven by the repayment of long-term debt of $103.6 million and $14.0 million related to the contingent consideration payment.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
In connection with the preparation of this Quarterly Report on Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, due to a material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.
Material Weakness in Internal Control Over Financial Reporting
As previously disclosed, in connection with our unaudited condensed consolidated financial statements for the period ended June 30, 2023, we identified a material weakness in internal control over financial reporting related to the inaccurate presentation of the payment of contingent consideration within the condensed consolidated statement of cash flows, as more fully described in Note 1, Business and Summary of Significant Accounting Policies.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
After giving consideration to the material weakness, and the additional review and other procedures that we performed related to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, management has concluded that such financial statements are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
Management's Plan to Remediate the Material Weakness
In order to remediate the material weakness, the Company's management plans to enhance the design of our internal controls over discrete, non-routine transactions within the statement of cash flows. The material weakness cannot be considered remediated until the newly designed controls operate effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting
Except for the material weakness described above, for the period ended June 30, 2023, there were no changes in our internal control over financial reporting (identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have had to restate our previously issued unaudited condensed consolidated financial statements and as part of that process identified a material weakness in our internal control over financial reporting as of June 30, 2023 and September 30, 2023. If we are unable to develop and maintain effective internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
The Company concluded that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2023 and September 30, 2023 (collectively, the “Non-Reliance Periods”) included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) for the Non-Reliance Periods, should no longer be relied upon and required restatement.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial condition and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. There could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We may face increased scrutiny by the SEC, shareholder litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of the restatement, we face potential for increased regulatory scrutiny, shareholder litigation or other disputes which may include, among other things, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, as amended, we have no knowledge of any such regulatory investigation, litigation, dispute or controversy. However, we can provide no assurance that such regulatory investigation, litigation, dispute or controversy will not arise in the future. Any such investigation, litigation, dispute or controversy, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 3 to Amended and Restated Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 8, 2023)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith
**	Exhibits furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2024

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)