Form 10-Q/A
period 2023-09-30
Thoughtworks Holding, Inc.
filed 2024-02-26
CIK 1866550

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

Explanatory Note
Thoughtworks Holding, Inc. (the "Company") is filing this Amendment No. 1 ("Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the "Original Filing"), originally filed with the Securities and Exchange Commission (“SEC”) on November 7, 2023 (the “Original Filing Date”) to correct a misstatement in its Condensed Consolidated Statement of Cash Flows (Unaudited) for the period ended September 30, 2023. The misstatement was due to an inaccurate presentation of the change in cash flows ascribed to operating and financing activities in the condensed consolidated statement of cash flows. The misstatement relates solely to the inaccurate classification of the payment of contingent consideration. The Company considered both quantitative and qualitative factors in assessing the materiality of the misstatement and determined the misstatement was material to previously issued financial statements and has restated the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) for the period ended September 30, 2023 (the "Third Quarter").
There was no change to the net decrease in cash, cash equivalents and restricted cash in the Third Quarter nor was there any change in cash, cash equivalents and restricted cash at the end of the Third Quarter. There was no impact to the Company’s condensed consolidated statements of loss and comprehensive loss, condensed consolidated balance sheets, or its condensed consolidated statements of changes in stockholders’ equity for the Third Quarter.
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

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2021	305,132,181	$356	50,985,571	$(629,424)	$1,359,149	$(10,844)	$(17,280)	$701,957
Net loss	—	—	—	—	—	—	(43,585)	(43,585)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,471)	—	(5,471)
Issuance of common stock for equity incentive awards, net of withholding taxes	4,736,820	5	—	—	(28,047)	—	—	(28,042)
Reissuance of treasury shares for equity incentive awards	155,806	—	(155,806)	1,940	(1,796)	—	—	144
Stock-based compensation expense	—	—	—	—	100,183	—	—	100,183
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	(841)	(841)
Balance as of March 31, 2022	310,024,807	$361	50,829,765	$(627,484)	$1,429,489	$(16,315)	$(61,706)	$724,345
Net loss	—	—	—	—	—	—	(39,308)	(39,308)
Other comprehensive loss, net of tax	—	—	—	—	—	(20,760)	—	(20,760)
Issuance of common stock for equity incentive awards, net of withholding taxes	888,186	1	—	—	2,442	—	—	2,443
Reissuance of treasury shares for equity incentive awards	51,311	—	(51,311)	639	(496)	—	—	143
Stock-based compensation expense	—	—	—	—	68,965	—	—	68,965
Balance as of June 30, 2022	310,964,304	$362	50,778,454	$(626,845)	$1,500,400	$(37,075)	$(101,014)	$735,828
Net loss	—	—	—	—	—	—	(38,608)	(38,608)
Other comprehensive loss, net of tax	—	—	—	—	—	(19,217)	—	(19,217)
Issuance of common stock for equity incentive awards, net of withholding taxes	3,633,347	3	—	—	(13,635)	—	—	(13,632)
Reissuance of treasury shares for equity incentive awards	135,731	—	(135,731)	1,690	(1,541)	—	—	149
Stock-based compensation expense	—	—	—	—	59,160	—	—	59,160
Balance as of September 30, 2022	314,733,382	$365	50,642,723	$(625,155)	$1,544,384	$(56,292)	$(139,622)	$723,680

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive income, net of tax	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857
Net loss	—	—	—	—	—	—	(12,272)	(12,272)
Other comprehensive loss, net of tax	—	—	—	—	—	(651)	—	(651)
Issuance of common stock for equity incentive awards, net of withholding taxes	756,478	1	—	—	1,187	—	—	1,188
Reissuance of treasury shares for equity incentive awards	7,082	—	(7,082)	88	(88)	—	—	—
Stock-based compensation expense	—	—	—	—	17,606	—	—	17,606
Balance as of June 30, 2023	317,647,945	$368	50,605,103	$(624,687)	$1,601,559	$(39,619)	$(143,893)	$793,728
Net loss	—	—	—	—	—	—	(25,852)	(25,852)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,820)	—	(3,820)
Issuance of common stock for equity incentive awards, net of withholding taxes	425,880	1	—	—	1,052	—	—	1,053
Stock-based compensation expense	—	—	—	—	12,806	—	—	12,806
Balance as of September 30, 2023	318,073,825	$369	50,605,103	$(624,687)	$1,615,417	$(43,439)	$(169,745)	$777,915
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Nine Months Ended September 30,
	2023	2022
	(as restated)
Cash flows from operating activities:
Net loss	$(46,231)	$(121,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	27,367	25,561
Bad debt expense	4,145	2,447
Deferred income tax benefit	(21,759)	(24,989)
Stock-based compensation expense	48,091	228,308
Unrealized foreign currency exchange loss	9,488	22,242
Non-cash lease expense on right-of-use assets	13,935	13,807
Other operating activities, net	2,599	(546)
Changes in operating assets and liabilities:
Trade receivables	43,827	(10,803)
Unbilled receivables	(22,305)	(78,445)
Prepaid expenses and other assets	6,051	(4,856)
Lease liabilities	(14,219)	(11,842)
Accounts payable	(1,183)	(177)
Accrued expenses and other liabilities	(13,208)	17,135
Net cash provided by operating activities	36,598	56,341
Cash flows from investing activities:
Purchase of property and equipment	(6,351)	(19,672)
Proceeds from disposal of fixed assets	327	437
Acquisitions, net of cash acquired	(15,989)	(70,011)
Net cash used in investing activities	(22,013)	(89,246)
Cash flows from financing activities:
Payments of obligations of long-term debt	(105,363)	(105,363)
Payments of debt issuance costs	(99)	—
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	4,880	5,651
Withholding taxes paid on tender offer	—	(15,469)
Withholding taxes paid on dividends previously declared	—	(10,009)
Withholding taxes paid related to net share settlement of equity awards	(3,501)	(33,017)
Payment of contingent consideration	(13,996)	—
Other financing activities, net	71	(6)
Net cash used in financing activities	(118,008)	(158,213)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,395)	(18,032)
Net decrease in cash, cash equivalents and restricted cash	(106,818)	(209,150)
Cash, cash equivalents and restricted cash at beginning of the period	195,564	394,942
Cash, cash equivalents and restricted cash at end of the period	$88,746	$185,792

Supplemental disclosure of cash flow information:
Interest paid	$18,669	$14,486
Income taxes paid	$38,590	$22,830
Withholding taxes payable	$(683)	$—

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Nine Months Ended September 30,
	2023	2022
	(as restated)
Supplemental disclosures of non-cash financing activities:
Withholding taxes payable included within accrued compensation	$—	$11,534

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$87,405	$184,544
Restricted cash included in other non-current assets	1,341	1,248
Total cash, cash equivalents and restricted cash	$88,746	$185,792
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

Restatement of Condensed Consolidated Statement of Cash Flows

Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended September 30, 2023, management determined that there was a misstatement in its Condensed Consolidated Statement of Cash Flows (Unaudited) for the period ended September 30, 2023. The misstatement was due to an inaccurate presentation of the change in cash flows ascribed to operating and financing activities in the condensed consolidated statement of cash flows. The misstatement relates solely to the inaccurate classification of the payment of contingent consideration.
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
A summary of the impact on the condensed consolidated statements of cash flows is as follows for the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended September 30, 2023
	As reported	Adjustment	As restated
Cash flows from operating activities:
Accrued expenses and other liabilities	$(27,204)	$13,996	$(13,208)
Net cash provided by operating activities	$22,602	$13,996	$36,598

Cash flows from financing activities:
Payment of contingent consideration	$—	$(13,996)	$(13,996)
Net cash used in financing activities	$(104,012)	$(13,996)	$(118,008)
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(as restated)
Net cash provided by (used in):
Operating activities (1)	$36,598	$56,341
Investing activities	(22,013)	(89,246)
Financing activities (1)	(118,008)	(158,213)
Effect of exchange rate changes on cash and cash equivalents	(3,395)	(18,032)
Net decrease in cash and cash equivalents	$(106,818)	$(209,150)
(1)The amounts have been restated. See Note 1, Business and Summary of Significant Accounting Policies, for additional information.
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 was $36.6 million comprised of net loss of $46.2 million, adjusted for non-cash items including $48.1 million of stock-based compensation expense and $27.4 million of depreciation and amortization. Cash provided by operating activities during the nine months ended September 30, 2023 was further benefited by the change in trade receivables of $43.8 million offset by the change in unbilled receivables of $22.3 million and the change in accrued expenses and other liabilities of $13.2 million driven by the payment of tax installments.
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
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $118.0 million driven by the repayment of long-term debt of $105.4 million and $14.0 million related to the contingent consideration payment.
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
In connection with the preparation of this Quarterly Report on Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, due to a material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.
Material Weakness in Internal Control Over Financial Reporting
As previously disclosed, in connection with our unaudited condensed consolidated financial statements for the period ended September 30, 2023, we identified a material weakness in internal control over financial reporting related to the inaccurate presentation of the payment of contingent consideration within the condensed consolidated statement of cash flows, as more fully described in Note 1, Business and Summary of Significant Accounting Policies.
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness described above, for the period ended September 30, 2023, there were no changes in our internal control over financial reporting (identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A copy of the Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Sai Mandapaty - Agreement and Release executed on November 2, 2023
10.2+	Rebecca Parsons - Amendment to Employment Agreement dated August 3, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
**	Exhibits furnished herewith

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