Form 10-K
period 2023-12-31
Thoughtworks Holding, Inc.
filed 2024-02-27
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 204.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recent completed second fiscal quarter, was $878.6 million (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Select Market).
As of February 22, 2024, there were approximately 322,732,693 shares of the registrant's common stock outstanding.
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
Risk Factor Summary
Important risk factors that could cause actual results to differ materially from our expectations include:
•economic conditions have resulted in, and may continue to result in, client delays, reductions or cancellations and a decrease in pricing, making it more difficult to forecast client demand and effectively build a pipeline;
•we have, and may continue to, offer significant discounts for our services, which has, and may continue to, put pressure on our margins;
•we face risks associated with having a long selling and implementation cycle for our services that require us to make significant resource commitments prior to realizing revenues for those services;
•our business has been, and may continue to be, adversely affected by volatile or uncertain operational, geopolitical, regulatory, legal and economic conditions;
•we may be unable to implement our strategy;
•we may not be successful at attracting new clients or retaining and expanding our relationships with our existing clients;
•our ability to generate and retain business depends on our reputation in the marketplace;
•if we fail to adequately innovate, adapt and/or remain at the forefront of emerging technologies and related client demands, we could be materially adversely affected;
•we may not be successful in our emerging technology initiatives, which could adversely affect our business, reputation, or financial results;
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
•our existing indebtedness could adversely affect our business and growth prospect;
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
•our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational risks and legal liability;
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

PART I
Item 1. Business
Overview
Thoughtworks Holding, Inc. ("Thoughtworks," the "Company," "we," "us," or "our") is a global technology consultancy that integrates strategy, design and software engineering to enable enterprises and technology disruptors across the globe to thrive as modern digital businesses. Thoughtworks exists to deliver extraordinary impact for clients, employees, partners and the communities we serve through our culture and technology excellence.
In the face of ongoing digital disruption, many companies lack the capabilities and talent necessary to keep pace with the accelerating rate of technological change. Thoughtworks has been a thought leader at the forefront of technology innovation for the past 30 years. We leverage our vast experience to improve our clients’ ability to harness the benefits of cloud, data, and AI to deliver value and adapt to change.
We are a globally diversified business, with clients across all major verticals and geographies. Our global distributed agile delivery model operates where our clients are, with over 10,500 employees working across 19 countries on five continents—North America, South America, Europe, Asia and Australia. Further, our unique, diverse and cultivating culture, with a reputation for technology excellence and thought leadership, enables us to attract and retain what we believe is the best talent in the industry. That is why our clients trust Thoughtworks to partner with them to modernize their core infrastructure so they can capitalize on technology driven growth and efficiencies.
Thoughtworks provides end-to-end digital strategy, design and engineering services. We connect strategy to execution, using cross-functional teams to deliver value to our clients at scale. In 2023, as part of our announced structural reorganization, we created a new organizational home for the majority of our client-facing workforce, our Digital Engineering Center ("DEC"), and evolved our regional market structure. The new DEC provides supply across the regional markets and allows us to optimize resource allocation globally to better align to our clients’ needs. Further, it enables our regional markets to have a more client and industry-based go-to-market focus while continuing to fund our investments in demand generation. The responsibility of our service lines is to innovate, evolve and deliver our services. With their specialized expertise, they contribute to both the sales and delivery processes. Our five global service lines provide specialized capabilities and thought leadership to drive technology execution:
•Enterprise Modernization, Platforms and Cloud
•Customer Experience, Product and Design
•Data & Artificial Intelligence ("AI")
•Digital Transformation and Operations
•DAMO™ Managed Services
Our service offerings, differentiated delivery, global talent and culture have enabled us to attract over 500 current clients, including global enterprises and technology disruptors. Our clients are diversified across industry verticals. We have relatively low client concentration with only 27.6% of our revenues coming from our top 10 clients in 2023. Our deep client integration and senior executive relationships have enabled us to drive long-standing partnerships with our clients, as demonstrated by an average tenure of six years across our top 10 clients by revenue in 2023. As a result, 93.2% of our revenues in 2023 were generated from existing clients.
Since our inception, we have been pioneers in technologies that now underpin today's modern digital businesses, such as agile software development, microservices, generative AI ("GenAI") and AI-assisted software delivery. We have established ourselves as a thought leader in our industry. We believe our approach enables us to deliver the innovations that deliver value for our clients before new technologies reach mass adoption.
Thoughtworks has always been an ardent supporter of open source software. From a philosophical perspective, we believe open software benefits the entire technology ecosystem, and because of this philosophy, many of the tools and products we have developed have been released as open source software. Furthermore, Thoughtworkers are dedicated contributors to a wide variety of open source projects. We believe that open source enables us to build superior solutions to those based on proprietary software in terms of cost, freedom, privacy, security, quality and community. Building open source software allows us to share new ways of working and learn from the wider community.
We utilize a distributed agile delivery model, leveraging a broad base of high-quality, skilled global technology talent. Our professionals work with clients both where they are located and nearshore/offshore and in 2023, we established the DEC in response to our clients' growing need for flexibility. Our local presence enables us to develop strong client relationships and assimilate market context and knowledge. Blending our local presence with our nearshore/offshore capabilities allows us to innovate rapidly at scale.
Our differentiated approach is rooted in a unique culture that is championed by our global management team, which has an average tenure of 16 years, most of whom have worked across multiple functions and geographies, giving the group a diverse and well-rounded experience-base on all facets of our business. Our reputation for technology excellence, thought leadership and cultivating culture enable us to attract what we believe is the best talent in the industry. In addition, Thoughtworks is widely recognized for leading the technology industry through our efforts on diversity and inclusion. In 2023, we won the Google Cloud Partner of the Year award for Diversity, Equity and Inclusion. Further, 38% of our global management team are Women or Gender Diverse.
Our Strategy
Thoughtworks was founded in Chicago in 1993 by a small team with a unified purpose. At that time, information technology functions were largely regarded as ineffective cost centers. Thoughtworks aspired to change this by shrinking the distance between creators of technology and its consumers and by pursuing excellence in the craft of software development.
We continue to differentiate ourselves as a leading global technology consultancy that drives innovation by leveraging the following key growth strategies:
•Broaden our service offerings where we have a strong right to win. We are now helping our clients maintain and evolve their most critical digital assets with our new DAMO managed services. Running these applications is a natural extension for our build work, streamlining handover, costs, and contracting for our clients. Similarly, given our reputation for pragmatic innovation, our GenAI services help our clients leverage large language models ("LLM") for new products and services, more efficient business processes, and more productive software development.
•Deepen our relationships with existing clients. We have a successful track record of expanding our relationships with our existing clients. This is reflected in our total percentage of revenues from existing clients, which represented 93.2% in 2023. In addition, in 2023, we had 27 clients generating between $5 million and $10 million in revenues and 31 clients generating over $10 million. We have expanded our DAMO™ managed service offerings and believe we have a substantial opportunity to cross-sell additional services to our existing clients.
•Establish new client relationships. We believe there are significant untapped opportunities to win new clients across current and adjacent industry verticals and geographies, and are focused on targeted accounts. To that end, we increased the total number of clients to 502 in 2023 from 416 in 2022. Adding new clients has also enabled us to maintain a relatively low client concentration with only 17.9% and 27.6% of our revenues coming from our top five and 10 clients, respectively, in 2023.
•Develop new technical capabilities and client solutions. For 30 years, we have been at the forefront of innovation, pioneering numerous trends in software development. We have built a thought leadership engine that we believe is consistently pioneering technology-driven business change. We accomplish this by giving our teams, who work in close proximity to our clients, autonomy to experiment with new technologies while solving complex client problems. When they discover new approaches and techniques, we give them resources to develop and harvest them, then scale them through our global delivery model. We encourage Thoughtworkers to develop and deepen their skills in new technologies. For instance, in 2023, nearly 3,200 Thoughtworkers undertook broad-based training in AI.
•Develop and grow our strategic partnerships. While we remain technologically agnostic and work with the appropriate technologies for our clients, we have expanded our relationships with hyperscale cloud providers, including Amazon, Google, Microsoft and Alibaba. This enables us to deepen our capabilities, target new clients and drive meaningful growth. We partner with other third-party product and service companies to expand our execution capabilities as well as identify additional client opportunities.
•Pursue strategic, targeted acquisitions. Our historic growth has been predominantly organic and we expect this to continue. Going forward, we believe there is further opportunity to augment our business by selectively pursuing acquisitions that broaden our service offerings, add leading talent, expand our client base and addressable market and enhance the depth of our capabilities in all of our verticals and geographies. In 2023, Thoughtworks acquired Itoc, a leading Amazon Web Services ("AWS") Advanced Consulting Partner and Cloud Managed Services Provider in Australia.
Today, we believe our clients benefit from our differentiation, including our:
•Unique approach to combining strategic guidance and hands-on implementation. We empower our clients to navigate the complex technology landscape. Whether our clients need to modernize core applications, unlock value from their data, efficiently implement new processes with GenAI, build new products and services, or change their technology operating model to suit their business challenges, we provide end-to-end consulting and execution.
•Deep technology expertise and industry shifting thought leadership. Not only do we have the talent to confidently solve our clients' most complex technology problems, we have pushed our industry toward many of the important software development practices popular today, including distributed architecture and microservices, continuous delivery and DevOps, agile software development, evolutionary architecture, and programmatic test automation. Thoughtworkers have published over 100 books on a wide variety of topics, and our Technology Radar is used by tens of thousands of technologists to track trends in the industry.
•Fast brass tacks adoption of new technologies. We adopt new technologies quickly and apply them pragmatically to our clients’ technology landscapes. By embracing Infrastructure as Code early, we helped our clients make DevOps practices successful in the cloud. Today, our work on AI-assisted software delivery is quickly becoming a go-to resource for using GenAI across coding, testing, and SDLC management.
•Experience building high performing technology organizations. We have extensive experience modernizing legacy technology. From mainframe modernization to unlocking data trapped in legacy systems, we help our clients build the technology underpinnings to move fast. We also work side-by-side with our clients in their time zones and languages to bring the right methods, principles, and tools to drive the culture change required to take advantage of modern technology. In 2023, we established the global DEC to give our clients greater flexibility working with us irrespective of location.
•Skilled, transformational and global talent. We deliver transformational change to our clients through our diverse talent base of over 10,500 Thoughtworkers. We hire high-aptitude Thoughtworkers who can learn new skills quickly and provide our teams across the globe with training in key technologies such as AI. We see this as a competitive advantage in the talent market.
Our Industry
We are in an exciting time of converging technology shifts and disruption. The pandemic gave way to a wave of new digital investment. That investment is the foundation supporting several new technology trends both present and on the horizon. Our clients are using technology to launch new businesses, make existing businesses more efficient, and prepare for GenAI and spatial computing.
Key Technology Industry Trends Driving Change
A number of key industry trends are driving spending for digital services:
•AI everywhere: The ability to effectively integrate AI to make people better at their jobs will be key to the success of enterprises in the future. Organizations will need to be deliberate about which technologies they can benefit from and how they will be used.
•Realizing value from data and AI platforms: Data is extremely valuable to modern enterprises but is often inaccessible to the people and teams who need it. Data platforms make it simple for developers to use data in new applications, build robust analytics and train tomorrow’s models.

•Evolving interactions: With everything from voice interfaces to extended reality, existing solutions are becoming more immersive and seamless. Organizations need to reimagine how they engage with, learn from and delight stakeholders.
•Accelerating physical-digital convergence: Software is a core component of everything from vehicles to home appliances. It is not just organizations with a connection to the physical environment that need to bridge the gap between the real and the virtual — we expect this to affect any organization that is not a pure digital play.
•Responsible tech — a critical consideration: Guardrails around privacy, security and sustainability need to be firmly embedded in an organization’s approach to technology.
Our Culture and People
Since inception, revolutionizing the technology industry has been a core part of Thoughtworks’ mission. We are driven by a desire to “create an extraordinary impact on the world through our culture and technology excellence.” We aim to be an awesome partner for clients and their ambitions. We have relentlessly focused on evolving our culture, creating a differentiated brand that Thoughtworkers are proud to be a part of. We believe our culture not only drives higher quality work but also enables us to efficiently recruit and retain Thoughtworkers to drive growth.
Diversity and Inclusion
Thoughtworks proudly and actively seeks to make itself and the technology industry more reflective and inclusive of the society that we serve. We believe that our culture encourages discourse and collaboration at all levels.
Diversity and inclusion has been a core guiding principle since we were founded. As of December 31, 2023, 37.5% of our global management team, 39.8% of our technologists and 42.4% of Thoughtworkers globally identify as Women or Gender Diverse.
Our Recognition
Our differentiated culture has been widely recognized by the industry, earning us numerous awards, including:
•At the close of 2023, six of Thoughtworks’ countries had the Great Place to Work certification. We are proud that we have achieved industry-leading Great Place to Work trust index scores, with a global average of 83%.
•In Q4 2023, our overall global Glassdoor rating was 3.87, higher than the Glassdoor rating for the IT services sector of 3.78.
•In 2023, LinkedIn ranked us #9 on its list of the 50 best workplaces to grow a career in the US.
•In 2023, Thoughtworks was ranked #14 on Fortune's list of World’s Best Workplaces™.
Attracting Talent
Our employee brand is strong in the market as evidenced by our awards noted above. Our recruitment capability is a source of key differentiation.
Thoughtworkers come from a variety of traditional and non-traditional technology backgrounds and include career changers and/or self-taught technologists, valuing transferable skills, adaptability and continuous learning. Our blended delivery approach gives us a clear advantage when it comes to attracting talent. Candidates have the opportunity to work on in-region service line projects, as well as in distributed agile teams — either as part of a nearshore or offshore delivery team. We believe candidates are attracted by our career development opportunities. We continue to innovate in our recruitment and onboarding processes and tools.

Training Talent
As a pioneer of agile and extreme programming practices, we are strong advocates for the principles of continuous improvement and believe that applies to developing our Thoughtworkers. In 2023, more than 100 Thoughtworkers completed our year-long leadership development program, where nearly 60% of the cohort were Women or Gender Diverse. Our Thoughtworks Academies offer a portfolio of custom learning experiences for Thoughtworkers to grow their capabilities across strategy, design, engineering and emerging technologies. In the past year, we trained nearly 3,200 Thoughtworkers in AI skills, including practices such as prompt engineering.
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
Our Service Offerings
We are passionate about creating exceptional customer experiences and helping clients achieve their unique business goals. As our clients continuously evolve and grow their modern digital business capabilities, they capitalize on our end-to-end services that combine strategy, innovative experience design and world-class software engineering. Our five global service lines influence thought leadership, capability development, community building and client work to reinforce our position as a strategic partner. We are well placed to capitalize on the opportunities around AI and specifically GenAI, as clients start to scale and ready their platforms and data to scale engagements.
Enterprise Modernization, Platforms & Cloud
Our Enterprise Modernization, Platforms & Cloud service line focuses on evolving our clients’ platforms, processes and talent to deliver business value quickly and enables continuous innovation and development. Key offerings include: modernization strategy and execution; digital platform strategy and engineering organization transformation; cloud modernization; cloud-native application support and evolution; and platform assessment and remediation.
Customer Experience, Product & Design
Our Customer Experience, Product & Design service line brings together design and product thinking with software engineering excellence, integrating product and platform strategies to help our clients build quality, digital products and deliver differentiated customer experiences. This service line delivers: idea to market; customer experience strategy; product organization transformation; AI-powered digital products; and product design and delivery.
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

organizational transformation; value-driven portfolio management; technology strategy; executive advisory services; digital foundations training; and digital talent strategy.
DAMO Managed Services
Our end-to-end managed services give clients the strategic insight and engineering expertise to evolve and optimize their applications to remain responsive and resilient in the face of changing business needs and unexpected events. This includes managing tech debt to reduce the cost of maintaining legacy systems and minimize the risk of failure as well as freeing digital talent to focus on driving growth through high-value innovation, instead of spending time on routine maintenance.
Our Global Distributed Agile Delivery Model
Thoughtworks is a global business operating as a single organization, with consistent global capabilities regardless of country. We have a broad geographical presence with proven capabilities in key regions. As of December 31, 2023, we have 9.3% of our employees in North America, 13.9% in Europe, 13.7% in Latin America ("LATAM") and 63.1% in Asia-Pacific ("APAC").
Our blended delivery model means we are able to partner with our clients in ways that suit them. By offering a combination of onshore and nearshore/offshore talent, we are able to deliver the services our clients need, while balancing costs and proximity considerations.
Our Clients
During 2023, we served over 500 clients ranging from large, global enterprises to technology disruptors, who utilized our services and talent to help them evolve the digital capabilities within their organizations. We have a diversified client base spanning a range of geographies and industry verticals. In 2023, our revenues as a percentage of total revenues were as follows across geographies: 37.1% North America; 34.3% APAC; 24.9% Europe; and 3.7% LATAM. In addition, in 2023, our revenues as a percentage of total revenues were as follows across industry verticals: 26.1% energy, public and health services; 24.8% technology and business services; 17.5% financial services and insurance; 15.9% automotive, travel and transportation; and 15.7% retail and consumer. Additionally, our top five and 10 clients in 2023 represented just 17.9% and 27.6%, respectively, of our revenues.
We have long-term and trusted relationships with our clients. We look to partner with clients who recognize the importance of technology as a central component of their business strategy. With that shared understanding, we adopt their organizational priorities and collaborate with them to translate that strategy into higher business value over the long term.
Key Challenges Our Clients are Facing
As much as efficiency and modernization are considered imperatives, companies face several key challenges in the emerging move to AI, including the ability to:
•Keep up with the latest technological innovations. Often, companies lack the ability to synthesize and prioritize the latest technology to drive value and to compete.
•Adopt platform thinking. To benefit fully from digital platforms requires significant investments and, often, cultural changes.
•Recruit and retain high-quality talent. Competition for highly skilled people with particular expertise is fierce.
Sales & Marketing
Our sales and marketing strategy is focused on increasing revenues from existing clients, generating revenues from new clients and continuing to maintain our brand to appeal to current and prospective clients and employees.

Sales
Our sales strategy emphasizes a team-based approach involving client partners, account managers, delivery professionals and senior leaders. We have created a three-prong model for our demand teams. One group targets new client acquisition, a second looks after existing clients and the third builds on growing our partner business.
Our regional sales teams are organized around an industry-based go-to-market approach that enables us to build expertise and specialization in specific industry verticals.
Marketing
Our reputation as a leading digital services provider helps us generate new business opportunities. In addition to the flagship Thoughtworks Technology Radar, we have a portfolio of high impact publications such as our annual Looking Glass report, as well as thought leadership events, such as XConf, a global event series focused on the latest thinking from Thoughtworks’ technology community.
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
Our focus on building our premium brand has resulted in Thoughtworks being ranked as a Brand Finance top 25 global IT services brand in 2023.
Environment and Social Impact
Environment
Thoughtworks is passionate about sustainability and the environment and has a long-standing commitment to creating positive social change through our technology contributions. We are a Steering Committee member of the Green Software Foundation, along with Microsoft, GitHub, and Intel among others, which seeks to build a trusted ecosystem for green software. In 2023, Thoughtworks’ targets for company-wide emission reductions were validated by the Science Based Targets initiative ("SBTi").
Social Impact
We work with communities around the world on over 70 initiatives and strive to make significant contributions to the United Nations ("U.N.") Sustainable Development Goals ("SDGs"), particularly goals three (good health and well-being), five (gender equality), nine (industry, innovation and infrastructure), 10 (reduced inequalities) and 13 (climate action). We believe that our social impact ethic is a key pillar of our culture and business and is considered a board-level priority. Thoughtworkers seek to undertake transformational social impact projects around the world. An example of this is the work we do in support of the Digital Public Goods Alliance, whose mission is to promote digital public goods to create a more equitable world. In 2022, Thoughtworks joined the UN Global Compact. We believe the ten UN Global Compact principles are reflected in our company purpose, and we intend to make incorporating these principles into our strategies, policies and procedures a board-level priority.
Competition
We operate in a global, dynamic and rapidly evolving market and, as a result, face competition from a wide number of organizations and service providers, both global and local. These include software engineering specialists, large global consulting firms, strategic consulting firms, traditional IT services providers and our clients’ in-house development teams.
We believe that our thought leadership, excellence in modern software engineering capabilities, experience delivering the kind of brownfield modernization other companies avoid, end-to-end solutions that we are able to deliver to our clients rapidly and at scale, differentiated global delivery model and unique culture with a focus on diversity and inclusion provide us with strong, sustained differentiation from our competition.

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
We have invested and plan to continue to invest in research and development to enhance our domain knowledge and create complex, specialized solutions for our clients. We have registered (or applied for registration of) the trademark “Thoughtworks” in 25 jurisdictions, including the United States, the European Union and the United Kingdom, as of December 31, 2023. We have developed several tools, including consulting frameworks and software applications, that we use to deliver digital services to our clients. We have also secured patent protection for certain internal asset tracking and human machine interaction designs. In addition, to ensure we maintain the ability to engage with our clients, employees and the public, we have registered and maintained dozens of domain names.
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
Risks Related to Our Global Operations
Economic conditions have resulted in, and may continue to result in, client delays, reductions or cancellations, which has made it, and may continue to make it, more difficult to forecast client demand and effectively build a pipeline.
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
Ongoing economic volatility and changing demand patterns make it more difficult to accurately forecast client demand and effectively build our revenue pipeline. Such changes in demand patterns may result in geographic or skill supply imbalances. It may take some time for the effects and changes in demand patterns to manifest themselves in our business and results of operations. Although a substantial majority of our revenues are typically generated from clients who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. Therefore, we must seek to obtain new engagements when our current engagements end. Termination or non-renewal of a client contract could cause us to experience a higher-than-expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. The loss of clients, a significant decrease in the volume of work our clients outsource to us or the price they are willing or able to pay us, if not replaced by new service engagements and revenue, could materially adversely affect our revenues and results of operations.
We have, and may continue to, offer significant discounts for our services, which has, and may continue to, put pressure on our margins. If our pricing structures are based on inaccurate expectations and assumptions regarding the cost of performing our work, or if we are not able to maintain favorable pricing for our services, then our contracts could be unprofitable.
We face a number of risks when pricing our contracts and setting terms with our clients. Our pricing is highly dependent on our internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and our people in multiple locations with different skill sets and competencies. As a result of the current macroeconomic environment impacting our market and client budget pressure, we have discounted work or accepted lower-priced incremental projects. This has, and may continue to, compress margins and reduce revenue. Our pricing and cost estimates for the work that we perform may include anticipated long-term cost savings that we expect to achieve and sustain over the life of the contract. Because of such inherent uncertainties, we may underprice our services, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts, such as defined performance goals, service levels and completion schedules. The risk of underpricing our services or underestimating the costs of performing the work is heightened in fixed-price contracts and other similar commercial contracting arrangements, which may become a larger portion of our revenues if our pricing structures change. If we fail to accurately estimate the resources, time or quality levels required to complete such engagements, or if the cost to us of employees, facilities, or technology unexpectedly increases, we could be exposed to cost overruns. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of the services, including those caused by factors outside our control, could make these contracts less profitable or unprofitable. In addition, our industry is sensitive to the economic environment and the industry tends to decline during general economic downturns.
We face risks associated with having a long selling and implementation cycle for our services that require us to make significant resource commitments prior to realizing revenues for those services.
We have experienced, and may in the future experience, a long selling cycle for our services. Our sales cycle is defined as the elapsed time between the date of opening a qualified client opportunity and the date the opportunity is closed with an agreement to provide services to the client. Before potential clients commit to use our services, they require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to select another service provider or in-house resources to perform the services, the timing of our clients’ budget cycles, and client procurement and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it could negatively affect the timing of our revenues and our revenue growth. In certain cases, we may begin work and incur costs prior to executing a contract, which may cause fluctuations in recognizing revenues between periods or jeopardize our ability to collect payment from clients.
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
Changing demand patterns from economic volatility and uncertainty, including as a result of increasing geopolitical tensions, inflation, increasing energy costs, economic downturns, changes in global trade policies, global health emergencies and their impact on us, our clients and the industries we serve, could have a significant negative impact on our results of operations. Furthermore, the hyper-growth period experienced in the global technology industry during the COVID-19 pandemic has slowed and is expected to normalize. Our operations and our clients are located throughout the world, and a significant part of our revenue comes from international sales. The global nature of our business creates operational and economic risks. Our results of operations may be affected by global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political, trade and military disputes. War, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, pandemics and other regional or global health crises, storm or disease may cause difficulties in staffing and managing our operations, cause clients to delay their decisions on spending for the services we provide, give rise to sudden significant changes in regional and global economic conditions and cycles and may create unanticipated challenges for our growth strategy. Further escalation or expansion of on-going wars and conflicts in Europe and the Middle East could impact our business operations in those regions, including disrupting our client service delivery and negatively impacting the demand for our services. Emerging nationalist trends in specific countries may significantly alter the trade environment. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, or other developments that make it more difficult to sell our services and solutions internationally. Travel restrictions resulting from natural or man-made disruptions and political or social conflict increase the difficulty of obtaining and retaining highly-skilled and qualified professionals and could unexpectedly increase our labor costs and expenses, both of which could also adversely affect our ability to serve our clients.
Operational, geopolitical, environmental, and economic events may pose significant security risks to our employees, the facilities where they work, our operations, electricity and other utilities, communications, travel and network services, and the disruption of any or all of them could materially adversely affect our financial results. Our crisis management procedures, business continuity plans and disaster recovery capabilities may not be effective at preventing or mitigating the effects of a disaster.
Certain legal systems or policy decisions may make it more difficult to obtain, maintain, protect and enforce intellectual property, contractual or corporate rights. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our services and solutions or increase our operating costs.
We have significant operations in China. Doing business in China has increased risks given the uncertainties around domestic legislation, foreign policy, trade policy and international relations. Some clients have refused, and may in the future refuse, to accept, or were prohibited from accepting, services originating from China. Furthermore, we face the risk that our business operations in China will be impacted by government regulations and/or foreign sanctions. Escalation of current geopolitical tensions may implicate China and could increase the risk of government regulations and/or foreign sanctions and imposition of export controls and import restrictions. In addition, our information technology systems may be at risk of being blocked from our world-wide operations. Ongoing human rights concerns in China may result in boycotts of our services or client requests not to use Chinese operations to support their projects.
We may be unable to implement our strategy.
Our strategy focuses on developing innovative solutions at the forefront of emerging technologies for our clients. As such, our ability to grow may not be consistent year to year. Over the last five years, we have gone through periods of significant growth. During these times, we are required to invest substantially in human capital and infrastructure, including training, administration, operations and facilities. We have also had, and may have in the future, periods of contraction that require restructuring activities. This can include headcount reductions, operational efficiencies and changes in our target operating model (“TOM”). Our strategy places significant demands on our management and our administrative, operational and financial infrastructure, and our strategy creates challenges, including:
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
We are continuing to implement our strategy while seeking to make our cost structure and business more efficient. As we introduce new services, enter into new markets, integrate corporate acquisitions, and take on increasingly innovative projects, often implementing or introducing new technologies to our clients, our business may face new risks and challenges. If our clients do not choose us for innovative projects or we do not effectively manage those projects, our reputation, business and financial goals may be damaged. We need to generate business and revenues to support new investments and infrastructure projects. We risk inaccurately estimating our human capital needs, which may result in having personnel with the wrong skill sets in our business, having an excess in personnel or deficiency in certain specialized skills sets and as a result we may need to recalibrate our workforce including adjusted hiring patterns and undertaking periodic workforce reductions. During 2023, we undertook restructuring actions, including a headcount reduction, to better align our financial model and our business with the market. We may need to take additional restructuring actions in the future to align our business with the market. Furthermore, inaccurately assessing human capital needs may, and which in the past has resulted, and in the future may result, in additional workforce reductions. The challenges associated with expansion while controlling our operating costs could negatively impact our anticipated growth and margins. In addition, our restructuring actions, including implementing our new TOM, may not yield the intended benefits and may be unsuccessful or disruptive to our business. As a result, our business, prospects, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Client Relationships
We are dependent on our existing client base and our ability to retain and expand our relationships with such clients.
Historically, a significant percentage of our revenues has come from our existing client base. For example, during the fiscal year ended December 31, 2023, 93.2% of our revenues came from Existing Clients (as defined elsewhere in this Annual Report). However, the volume of work performed for a specific client is likely to vary from year to year, especially since we generally do not have long-term commitments from our clients and are often not our clients’ exclusive technology services provider. A client in one year may not provide the same level of revenue for us in any subsequent year. Further, one or more of our significant clients could be acquired, and there can be no assurance that the acquirer would choose to use our services in respect of such clients to the same degree as previously, if at all.
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
•as we operate in a rapidly evolving industry, new technologies may develop that may make our services more efficient, which could result in greater pricing competition from competitors and internal client resources, or make our services obsolete;
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
We may not be successful in our emerging technology initiatives, which could adversely affect our business, reputation, or financial results.
In part, our reputation in our industry is built on our past success of developing and implementing emerging technologies for clients. Our ability to stay at the forefront of emerging technologies requires significant investment in time, human capital resources, and cash. We risk investing in the wrong technologies or investing in a desired technology too late. Our inability to choose the right technologies to invest in can have reputational and financial repercussions and may impact our ability to scale our business.
We are making significant investments in AI initiatives to, among other things, develop new products, develop new features for existing products and make our business run more efficiently. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business. For example, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. We face significant competition from other companies that are developing their own AI technologies. Our competitors may develop AI technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. We are also developing AI technology that we make available via open source to third-parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such AI technologies. As such, we cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, data privacy violations, or to develop competing technologies. As such, it is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.
Risks Related to Our Financial Condition
If we fail to integrate or manage acquired companies successfully, or if acquisitions do not perform to our expectations, our overall profitability, our culture and growth plans could be materially adversely affected.
As part of our strategy, we expect to acquire businesses that we believe are a strategic fit with ours, both culturally and operationally, to augment our organic growth or to keep us at the forefront of emerging technologies. However, we may not be able to find acquisition targets that meet our criteria, and there may be intense competition for acquisition targets that are attractive to us. In addition, we do not have extensive experience integrating and managing acquired businesses or assets. Such acquired businesses or assets may not advance our business strategy or achieve a satisfactory return on our investment; we may not be able to successfully integrate acquired employees into our culture, client relationships or operations; and acquisitions divert significant management attention and financial resources from our ongoing business. Historical practices, policies and controls of acquired companies may present reputation and business risks to us. Furthermore, contracts between our acquisition targets and their clients may lack terms and conditions that retain the client relationship or adequately protect us against the risks associated with the services we provide, which may increase our potential exposure to damages. If not effectively managed, the disruption of our ongoing business, increases in our expenses (including significant one-time expenses and write-offs) and the difficulty and complexity of effectively integrating acquired operations may adversely affect our overall growth and profitability.
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
Many countries in which we operate enacted local legislation related to the Organization for Economic Co-operation and Development Pillar Two Global Anti-Base Erosion (“GloBE”) rules, which include the introduction of a 15% global minimum tax. We continue to monitor and evaluate the GloBE rules and their potential impact on our effective tax rate.
Risks Related to Our People and Growth
We must successfully attract, hire, train and retain qualified professionals to service our clients’ projects and we must productively deploy our professionals to remain profitable.
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
Any significant growth in the market for our services or solutions or our entry into new markets may require an expansion of our employee base for managerial, operational, financial and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Periods of significant growth impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. If we experience a period of stagnation or contraction, we may be required to reassess our staffing needs and consider workforce reductions.
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
We believe a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team and developing our leaders. Our culture has evolved over time, including in ways that may be unforeseeable or unfavorable to us. As we develop the infrastructure of a public company, our operations may need to change to support that infrastructure. In particular, we are committed to a business culture that promotes intentional sharing of decision-making processes so that our team members are engaged and invested in our mission and operational success. We may have difficulties maintaining our culture in our on-going environment where employees are working remotely.
Risks Related to Our Industry
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
As of December 31, 2023, we had $295.3 million outstanding under our senior secured term loan expiring March 24, 2028, provided for under the Term Loan and $300.0 million of availability under our Revolver (as defined below). Our debt service obligation includes the payment of interest expense. Failure to pay on our obligations could trigger an event of default, the consequences of which are explained herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities.” Our indebtedness, and any future indebtedness we may incur, could require us to divert funds identified for other purposes for debt service, which could adversely affect our business and growth prospects.
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
Foreign data protection laws, including the GDPR, may also apply to other personal information obtained outside of the United States. The GDPR introduced new data protection requirements in the European Union (the “EU”), as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. There is a new transfer mechanism, the EU-US Data Privacy Framework, however this is unstable and may be overturned by the European Commission.
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

In addition, clients are increasingly requiring stringent transfer assessments when data is being transferred to third countries, which may restrict our ability to use certain off-shore jurisdictions.
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
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control ("OFAC)" and other regulatory bodies that may have jurisdiction over aspects of our operations from time to time have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, industry sectors, organizations and individuals. We are also subject to the FCPA and anti-bribery and anti-corruption laws in other countries, all of which prohibit companies and their intermediaries from bribing government officials and other business partners for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
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

•our involvement in litigation;
•future sales of our common stock by us or our stockholders, including as a result of our contractual and other Company-imposed equity plan lock-up releases, or the perception that such sales may occur;
•illiquidity in our stock;
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
The Apax Funds indirectly beneficially own approximately 61.3% as of December 31, 2023, of our common stock. As a result, the Apax Funds are able to control the election and removal of directors on the Board and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws, and other significant corporate transactions for so long as the Apax Funds and their affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. Even when the Apax Funds cease to own shares of our stock representing a majority of the total voting power, for so long as the Apax Funds continue to own a significant portion of our stock, the Apax Funds will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Apax Funds will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Apax Funds continue to beneficially own a significant percentage of our stock, the Apax Funds could cause or prevent a change of control of the Company or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts.
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
In addition to the Apax Funds’ beneficial ownership of 61.3% as of December 31, 2023, of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize that risk management is an integral part of achieving our organizational goals, enhancing stockholder value and increasing the likelihood of long-term corporate success. Our processes for assessing, identifying and managing material risks from cybersecurity threats have been integrated into our overall Enterprise Risk Management ("ERM") program. We maintain a strong cybersecurity program to protect not only our business, but also our clients, vendors and employees. We have a dedicated Information Security function (“Infosec”) that oversees the company’s cyber risk management and strategy.
As a result of our global business, we must comply with domestic and international laws and regulations. Our privacy and cybersecurity policies encompass incident response procedures, information security and vendor management. In order to help develop these policies and procedures, we monitor the privacy and cybersecurity laws, regulations and guidance applicable to us in the regions where we do business. In order to comply with the variety of domestic and international legal requirements, Infosec aligns the company’s program with common industry frameworks (such as the National Institute of Standards and Technology (NIST), the International Organization for Standardization (ISO), Cyber Essentials +, and the Trusted Information Security Assessment Exchange (TISAX)).
To assess and manage risk, we have a formal risk assessment methodology. Risk assessments of our key risk categories are conducted on a continuous basis. We perform regular internal audits and we use a third party vendor if we need an external audit. Infosec reviews these assessments and takes action as required to meet compliance requirements. The assessments, along with any mitigation efforts or remediation, are incorporated into our broader risk management process. Between the risk owner, the Infosec team and, in the case of the most severe risks, the Technology Risk Steering Subcommittee (described below), mitigations are decided, and remediation assigned to appropriate teams to implement which is, as needed, overseen by the ERM Steering Committee (described below).
On an on-going basis, our information technology systems are monitored for anomalies, vulnerabilities and misconfigurations. Furthermore, all employees are required to take an annual security awareness training, with additional role-specific training for employees involved in security and risk management. With respect to third party service providers, we obligate our vendors to adhere to privacy and cybersecurity measures, and we perform vendor assessments, including their ability to protect data from unauthorized access.
In order to drive continuous improvement, we have implemented an internal security and data protection maturity assessment for our client delivery teams. In addition, we commission an independent external assessment of our cybersecurity maturity annually. The results of these assessments are shared with the Board, key senior leadership, and the Infosec leadership team to develop and inform our strategy for the coming year.

As described in Item 1A “Risk Factors," our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor misconduct, and other external hazards could expose our information systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business. While we have experienced cybersecurity events, to date, we are not aware that we have experienced a material cybersecurity incident.
The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents.
Governance
Thoughtworks has a multilayer approach to governance of its cybersecurity program. Our Board of Directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic, operational, financial and legal risks at regular management meetings and raises strategic issues and points of concern with the Board of Directors, or its standing subcommittees, through regularly scheduled or, if necessary, special meetings, as needed. Our Audit Committee, comprised of independent directors from our Board, oversees the Board’s responsibilities relating to the operational risk affairs of the Company, including information technology risks, business continuity and data security. Our Audit Committee is informed of such risks through an annual board meeting.
Nitin Raina has been our Chief Information Security Officer ("CISO") since 2022. Prior to that, Mr. Raina was Vice President of Cyber and Information Security between 2020 and 2022. From 2015 to 2022, he was Global Director of Information Security. Mr. Raina has over 25 years of work experience in information technology and cybersecurity. Mr. Raina earned a Bachelor of Engineering, Electronic and Telecommunications from the COEP Technology University in Pune, India and a Post Graduate Diploma in Information Technology from the Symbiosis Centre for Distance Learning. Mr. Raina also holds the Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM) industry certifications and Board Qualified Technology Executive (QTE).
We also have management level committees, along with Infosec, who support our processes to assess and manage cybersecurity risk as follows:
•The ERM Steering Committee, composed of members from senior leadership, including our CISO, regularly assesses and prioritizes enterprise risks and oversees appropriate mitigation plans.
•The Technology Risk Steering Subcommittee, composed of members of senior leadership, which includes our Chief Talent and Operating Officer, Chief Information Officer, General Counsel and Chief Compliance Officer, Chief Technology Officer, and Chief Information Security Officer, discusses technology risks, cyber risks, data protection risks and opportunities to enable safe, effective, and efficient execution of business objectives.

The CISO, in coordination with management level committees, along with Infosec, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time.

At least once a year, the Board of Directors receives an update on the risk management process and enterprise risks, including those related to cybersecurity and data privacy. If there are any significant or critical cybersecurity threats or incidents, management will provide special reports to either the Audit Committee or the Board of Directors, depending on the severity of the threat or incident.

Please see our 2023 Proxy Statement filed April 14, 2023 for more information regarding our ERM program.

Item 2. Properties
Our corporate headquarters are leased and located at 200 E. Randolph Street, in Chicago, Illinois. We also lease additional office space domestically in Chicago, Illinois; New York, New York; and San Francisco, California. In addition, we lease office space in various international locations, including offices in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, India, Italy, Netherlands, Romania, Singapore, Spain, Switzerland, Thailand, the United Kingdom and Vietnam.
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
Holders of Record
As of February 22, 2024, there were 16 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
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
The following graph and related information shows a comparison of the change in the cumulative total return of our common stock, the Nasdaq Composite Index and the S&P 500 Information Technology Index, between September 15, 2021 (the date our common stock commenced trading on Nasdaq) and December 31, 2023. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023.
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
A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 is presented below. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 10,848 Thoughtworkers strong across 48 offices in 19 countries. Over the last 30 years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
Our revenues are generated from providing professional services based on the mix and locations of delivery professionals involved, the pricing structure, which is predominantly time-and-materials, and the type of services, including: enterprise modernization, platforms & cloud; customer experience, product & design; data & artificial intelligence; DAMO managed services; and digital transformation & operations.
In February 2023, we completed the acquisition of ITOC Pty Ltd ("Itoc"), a leading Amazon Web Services Advanced Consulting Partner and Cloud Managed Services Provider in Australia. The acquisition expands our capabilities to help modernize and place digital at the center of client operations as they transition to the cloud. Refer to Note 3, Acquisitions, in the notes to our consolidated financial statements for further detail.
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,126,816	$1,296,238	$1,069,945
Revenue Growth Rate as reported (1)	(13.1)%	21.1%	33.2%
Revenue Growth Rate at constant currency (1)	(12.6)%	26.8%	29.3%
Net loss	$(68,661)	$(105,393)	$(575)
Net loss margin	(6.1)%	(8.1)%	(0.1)%
Adjusted Net Income (2)	$37,286	$139,911	$125,400
Adjusted EBITDA (3)	$111,735	$256,793	$223,247
Adjusted EBITDA Margin (3)	9.9%	19.8%	20.9%

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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the year ended December 31, 2023, revenues decreased 13.1% over the prior year. The decrease in revenue was due to a more cautionary macroeconomic environment compared to the prior year, particularly in the IT services market, combined with incremental project start ups, shorter contract terms, client budget caution and lower headcount, which caused lower revenues for the year ended December 31, 2023. Further, a larger percentage of our work was performed offshore which has lower bill rates than onshore work. Acquisitions completed in the last twelve months contributed approximately 2% to revenue growth for the year ended December 31, 2023. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the year ended December 31, 2022, we would have reported a decrease in revenues of 12.6% in 2023. The negative impact to revenues from foreign currencies was due to the appreciation of the U.S. dollar relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Net Loss, Net Loss Margin and Adjusted Net Income
For the year ended December 31, 2023, the $36.7 million decrease in net loss and 2.0 percentage point decrease in net loss margin as compared to the year ended December 31, 2022 were primarily driven by decreased stock-based compensation expense of $184.9 million, which includes a decrease of $146.7 million of expense mainly related to IPO grants that are fully vested as of December 31, 2023 and $46.7 million related to the approval of China SAFE during the first quarter of 2022, partially offset by an increase of $8.5 million of expense primarily related to the annual grant; a decrease in payroll expense (excluding stock-based compensation) of $26.3 million; partially offset by a $169.4 million decrease in revenue, as discussed above. For more information, see “—Results of Operations.” We consider net loss margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the year ended December 31, 2023, the decrease in Adjusted Net Income as compared to 2022 of $102.6 million, or (73.4)%, was primarily due to a decrease in revenue of $169.4 million, as discussed above, partially offset by a decrease in payroll expense (excluding stock-based compensation and employer payroll related expense on employee equity incentive plan) of $21.2 million and a $46.8 million decrease in income tax expense. Adjusted Net Income excludes the impact of restructuring charges.
Adjusted EBITDA and Adjusted EBITDA Margin
For the year ended December 31, 2023, the $145.1 million, or (56.5)%, decrease in Adjusted EBITDA compared to 2022 was primarily due to the factors driving a decrease in revenue, as discussed above. For the year ended December 31, 2023, the 990 basis point decrease in Adjusted EBITDA Margin was driven by a decrease in revenue, as noted above, partially offset by a $21.2 million decrease in payroll expense (excluding stock-based compensation and employer payroll related expense on employee equity incentive plan).
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
Revenues
Time-and-Materials Revenues. We generate the majority of our revenues under time-and-materials contracts, which are billed using hourly, daily, or monthly rates to determine the amounts to be charged directly to the customer. Revenue from time-and-materials contracts is based on the number of hours worked and at contractually agreed-upon hourly rates and is recognized as those services are rendered as control of the services passes to the customer over time.
Fixed-Price Revenues. Fixed-price contracts include application development arrangements, and with certain contracts, progress towards satisfaction of the performance obligation is measured using input methods as there is a direct correlation between hours incurred and the end deliverable to the customer. With other contracts, progress towards the satisfaction of the performance obligation is measured using input methods with a direct correlation to resources consumed and the services provided to the customer. Assumptions, risks, and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables, and deferred revenues at each reporting period. Revenues under these contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying performance obligations or based on resources utilized at contractually agreed-upon fixed rates.
For a detailed discussion of our revenue recognition policy, refer to Note 1, Business and Summary of Significant Accounting Policies, and Note 2, Revenue Recognition.
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

Restructuring
Restructuring consists of wage-related expenses, such as employee severance and related benefits, and non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees.
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
Results of Operations
The following table sets forth a summary of our consolidated results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,126,816	$1,296,238	$1,069,945
Operating expenses:
Cost of revenues (1)	772,800	950,305	669,681
Selling, general and administrative expenses (1)	331,830	372,761	333,904
Depreciation and amortization	23,554	20,484	17,599
Restructuring (1)	18,944	—	—
(Loss) income from operations	(20,312)	(47,312)	48,761
Other (expense) income:
Interest expense	(26,238)	(22,461)	(25,456)
Net realized and unrealized foreign currency gain (loss)	3,875	(5,405)	(5,469)
Other (expense) income, net	(455)	610	(1,671)
Total other expense	(22,818)	(27,256)	(32,596)
(Loss) income before income taxes	(43,130)	(74,568)	16,165
Income tax expense	25,531	30,825	16,740
Net loss	$(68,661)	$(105,393)	$(575)
Effective tax rate	(59.2)%	(41.3)%	103.6%

(1)Includes stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$38,981	$176,046	$60,678
Selling, general and administrative expenses	25,848	73,869	67,624
Restructuring	197	—	—
Total stock-based compensation expense	$65,026	$249,915	$128,302
Summary Comparison of the Year Ended December 31, 2023 with the Year Ended December 31, 2022
Revenues
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
The following table presents our number of clients, number of clients generating greater than $10 million in revenues and net dollar retention rate:

	Year Ended December 31,
	2023	2022
Number of clients (1)	502	416
Number of clients generating greater than $10 million in revenues	31	35
Net dollar retention rate (2)	87%	109%
(1) We define clients as those with spend in excess of $25,000 within the preceding twelve months.
(2) We utilize the net dollar retention rate to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth, and it measures our ability to continually offer and deliver innovative services to our clients. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The net dollar retention rate is calculated by dividing (a) the current period revenue from existing clients by (b) the prior comparative period revenue from existing clients. The decrease was due to the revenue drivers as discussed above.
The following table presents the percentage of revenues from new and existing clients:

	Year Ended December 31,
	2023	2022
Existing clients (1)	93.2%	87.2%
New clients	6.8%	12.8%
(1) For the years ended December 31, 2023 and 2022, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year.
During the three months and year ended December 31, 2023, we contracted with 46 and 156, respectively, new logos with a higher concentration within the energy, public and health services industry vertical for both periods.

Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2023		2022
Energy, public and health services	$294,029	26.1%	$316,478	24.4%
Technology and business services	279,264	24.8%	360,117	27.8%
Financial services and insurance	197,407	17.5%	221,748	17.1%
Automotive, travel and transportation	179,268	15.9%	161,164	12.4%
Retail and consumer	176,848	15.7%	236,731	18.3%
Total revenues	$1,126,816	100.0%	$1,296,238	100.0%
During the year ended December 31, 2023, we saw a decrease in revenue in the retail and consumer, technology and business services, financial services and insurance and energy, public and health services industry verticals of (25.3)%, (22.5)%, (11.0)% and (7.1)%, respectively, compared to the year ended December 31, 2022. The decreases in these verticals were driven by incremental project start ups, shorter contract terms and client budget caution as discussed above.
During the year ended December 31, 2023, the automotive, travel and transportation industry vertical grew by 11.2% compared to the year ended December 31, 2022 driven by client engagements for enterprise modernization, platforms and cloud and customer experience, product and design.
Revenues by Customer Location
Our revenues are sourced from four geographic markets: North America, APAC, Europe and LATAM. We present and discuss our revenues by the geographic location where the revenues are under client contract; however, the delivery of those client contracts could be supported by offshore delivery locations.
As of December 31, 2023, 9 out of our top 10 clients by revenue relied on Thoughtworks’ delivery from more than one region. We utilize a blended delivery model, which means we are able to offer a combination of local talent with nearshore/offshore talent, allowing us to maintain close proximity to our clients for context and local market knowledge, while driving rapid and high-quality delivery at scale.
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2023		2022
North America	$417,571	37.1%	$503,948	38.9%
APAC	387,061	34.3%	419,982	32.4%
Europe	280,390	24.9%	315,875	24.4%
LATAM	41,794	3.7%	56,433	4.3%
Total revenues	$1,126,816	100.0%	$1,296,238	100.0%
For the year ended December 31, 2023, we had a decrease in revenue of (17.1)% in North America, with the United States contributing $402.6 million of our North America revenues, compared to $474.3 million for the same period in 2022. The largest revenue concentration came from the energy, public and health services and technology and business services industry verticals.
For the year ended December 31, 2023, we had a decrease in revenue of (7.8)% in APAC where the top revenue contributing customer location country was Australia with revenues of $116.4 million compared to $148.3 million for the same period in 2022. The largest revenue concentration came from the financial services and insurance industry vertical.

For the year ended December 31, 2023, we had a decrease in revenue of (11.2)% in Europe where the top revenue contributing customer location country was Germany with revenues of $125.3 million compared to $123.4 million for the same period in 2022. The largest revenue concentration came from the automotive, travel and transportation industry vertical.
For the year ended December 31, 2023, we had a decrease in revenue of (25.9)% in LATAM, with Brazil being our largest customer location. The largest revenue concentration came from the financial services and insurance and retail and consumer industry verticals.
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
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2023		2022
Top five clients	$201,760	17.9%	$199,837	15.4%
Top ten clients	$310,915	27.6%	$320,580	24.7%
Top fifty clients	$736,241	65.3%	$830,614	64.1%
People Metrics

Number of employees		Average revenue per employee (1)		Voluntary Attrition
As of		Year Ended		Year Ended
December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
10,848	12,671	$98,000	$108,000	12.0%	12.0%
(1) We define average revenue per employee as total revenues for the period divided by the average number of employees in such period.
The decrease in average revenue per employee compared to the year ended December 31, 2022 was driven by the negative impact to revenues from client budget caution and onshore/offshore mix. We believe our flat voluntary attrition reflects our ability to retain our employees due to our unique, cultivating culture, our focus on career development, our intensive training programs and our interesting work opportunities.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.2 billion and $1.4 billion for the years ended December 31, 2023 and 2022, respectively. The 14.3% decrease is primarily a result of reduced client budgets reflecting caution around the macroeconomic environment and smaller contract sizes which reflect a shift to offshore services, where bill rates are lower compared to onshore work, and, in certain cases, discounts or pricing adjustments.
Cost of Revenues

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Cost of revenues	$772,800	$950,305	$(177,505)	(18.7)%
For the year ended December 31, 2023, cost of revenues (including stock-based compensation) decreased (18.7)% compared to 2022. This decrease was primarily driven by a decrease in stock-based compensation expense of $137.1 million and a decrease in payroll expense (excluding stock-based compensation) of $29.8 million resulting from a lower headcount.
Gross Profit and Gross Margin

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Gross profit	$354,016	$345,933	$8,083	2.3%
Gross margin	31.4%	26.7%
Our gross margin increased by 4.7 percentage points for the year ended December 31, 2023 compared to 2022 primarily due to a decrease in stock-based compensation expense, partially offset by an increase in payroll expense (excluding stock-based compensation), as a percentage of revenues.
SG&A Expenses and SG&A Margin

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
SG&A expenses	$331,830	$372,761	$(40,931)	(11.0)%
SG&A margin	29.4%	28.8%
For the year ended December 31, 2023, SG&A expenses decreased (11.0)% compared to 2022. The decrease was driven by a decrease in stock-based compensation expense of $48.0 million, partially offset by an increase in payroll expense (excluding stock-based compensation) of $3.5 million. The increase in SG&A margin for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by increased payroll expense (excluding stock-based compensation), offset by decreased stock-based compensation expense, as a percentage of revenues.
Depreciation and Amortization

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Depreciation and amortization	$23,554	$20,484	$3,070	15.0%
The increase for the year ended December 31, 2023 as compared to 2022 was primarily due to a $1.4 million increase in intangible amortization related to acquisitions and a $1.1 million increase in amortization expense related to capitalized software development costs.

Restructuring

	Year Ended December 31,
	2023	2022	Change	% Change
(in thousands, except percentages)
Restructuring	$18,944	$—	$18,944	NM
NM - not meaningful
Restructuring includes wage-related expenses of $17.2 million, such as employee severance and related benefits, of which $7.5 million relates to operations and $9.7 million relates to professional services, and non-wage related expenses of $1.7 million, including costs related to reducing leased office space, vendor contract cancellations and professional fees, of which $1.6 million relates to operations and $0.1 million relates to professional services. By the end of 2023, we achieved $81 million of the annualized savings, positioning us well to continue to drive savings in 2024. For additional information, see Note 14, Restructuring Actions, in the notes to our consolidated financial statements.
Loss from Operations and Loss from Operations Margin

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Loss from operations	$(20,312)	$(47,312)	$27,000	(57.1)%
Loss from operations margin	(1.8)%	(3.6)%
The decrease in loss from operations for the year ended December 31, 2023 as compared to 2022 was primarily driven by a decrease in stock-based compensation expense of $184.9 million, as previously discussed, and a decrease in payroll expense (excluding stock-based compensation) of $26.3 million; partially offset by a decrease in revenues of $169.4 million and restructuring costs of $18.9 million. The decrease in loss from operations margin was driven by decreased stock-based compensation expense, partially offset by payroll expense (excluding stock-based compensation), as a percentage of revenues.
Interest Expense

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Interest expense	$26,238	$22,461	$3,777	16.8%
Interest expense is primarily related to our Term Loan and Revolver. The increase for the year ended December 31, 2023 as compared to 2022 was primarily due to the increased interest rate on our borrowings, partially offset by decreased borrowings due to prepayments under our Credit Agreement.
Other Expense (Income), Net

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Other expense (income), net	$455	$(610)	$1,065	(174.6)%
The change in other expense (income), net for the year ended December 31, 2023 as compared to 2022 is primarily driven by the $2.3 million gain recognized in 2022 on the sale and settlement of trade receivables compared to the $0.3 million gain included in 2023 related to the mark to market adjustment on shares received in relation to the aforementioned sale and settlement of trade receivables in 2022. The $2.0 million decrease in the gain noted above was partially offset by a $0.9 million decrease in the change of the fair value of contingent consideration compared to 2022.

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% Change
Income tax expense	$25,531	$30,825	$(5,294)	(17.2)%
Effective tax rate	(59.2)%	(41.3)%
The decrease in income tax expense for the year ended December 31, 2023 as compared to 2022 was primarily due to the impact of China non-deductible stock compensation expense, net global intangible low tax income ("GILTI") inclusion, executive compensation expense in compliance with Internal Revenue Code ("IRC") §162(m), and excess tax deficiencies on stock-based compensation.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign operations and excess tax deficiencies on stock-based compensation, the non-deductibility of China stock compensation expense and executive compensation expense in compliance with IRC §162(m), and the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion. The change in the effective tax rate for the year ended December 31, 2023 as compared to the prior year, and the negative effective tax rate for both periods presented, is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss.
Foreign Currency Exchange Gains and Losses
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” as well as “Item 1A. Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates."
Non-GAAP Financial Measures
We define Adjusted Net Income as net loss adjusted for unrealized foreign exchange (gain) loss, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan, final tax assessment for closed operations, tender offer compensation expense that is considered one-time in nature, IPO-related costs, the change in fair value of contingent consideration, restructuring costs and income tax effects of adjustments.
We define Adjusted EBITDA as net loss adjusted to exclude income tax expense; interest expense; other expense, net, excluding a gain in 2023 related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables in 2022 and a gain in 2022 from the sale and settlement of trade receivables; unrealized foreign exchange (gain) loss; stock-based compensation expense; depreciation and amortization expense; acquisition costs; certain professional fees that are considered unrelated to our ongoing revenue-generating operations; employer payroll related expense on employee equity incentive plan; final tax assessment for closed operations; tender offer compensation expense that is considered one-time in nature; IPO-related costs; and restructuring costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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

The following tables present a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(68,661)	$(105,393)	$(575)
Unrealized foreign exchange (gain) loss	(2,271)	10,106	5,028
Stock-based compensation (a)	64,829	249,915	128,302
Amortization of acquisition-related intangibles	14,550	13,144	12,046
Acquisition costs (b)	6,645	4,126	8,524
Certain professional fees (c)	2,004	2,014	1,991
Employer payroll related expense on employee equity incentive plan (d)	1,242	6,353	1,154
Final tax assessment for closed operations (e)	—	258	—
Non-recurring tender offer compensation expense (f)	—	—	2,715
IPO-related costs (g)	—	—	2,713
Change in fair value of contingent consideration (h)	129	1,027	—
Restructuring (i)	18,944	—	—
Income tax effects of adjustments (j)	(125)	(41,639)	(36,498)
Adjusted Net Income	$37,286	$139,911	$125,400

	Year Ended December 31,
	2023	2022	2021
Net loss	$(68,661)	$(105,393)	$(575)
Income tax expense	25,531	30,825	16,740
Interest expense	26,238	22,461	25,456
Other expense, net (k)	784	1,682	1,671
Unrealized foreign exchange (gain) loss	(2,271)	10,106	5,028
Stock-based compensation (a)	64,829	249,915	128,302
Depreciation and amortization	36,450	34,446	29,528
Acquisition costs (b)	6,645	4,126	8,524
Certain professional fees (c)	2,004	2,014	1,991
Employer payroll related expense on employee equity incentive plan (d)	1,242	6,353	1,154
Final tax assessment for closed operations (e)	—	258	—
Non-recurring tender offer compensation expense (f)	—	—	2,715
IPO-related costs (g)	—	—	2,713
Restructuring (i)	18,944	—	—
Adjusted EBITDA	$111,735	$256,793	$223,247
Net loss margin	(6.1)%	(8.1)%	(0.1)%
Adjusted EBITDA Margin	9.9%	19.8%	20.9%
(a)2023 excludes $0.2 million related to the restructuring which is included in the restructuring line.
(b)Adjusts for certain professional fees and retention wage expenses related to certain acquisitions.
(c)Adjusts for certain transaction expenses, non-recurring legal expenses, and one-time professional fees.
(d)Adjusts for employer payroll related expense on employee equity incentive plan as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these expenses may vary in any particular period independent of the financial and operating performance of our business.

(e)Adjusts for certain tax related expenses related to final tax assessments from closing operations in Uganda, which was completely shut down in 2015.
(f)Adjusts for the additional compensation expense related to the tender offer completed in the first quarter of 2021.
(g)Adjusts for IPO-readiness costs and expenses that do not qualify as equity issuance costs.
(h)Adjusts for the non-cash adjustment to the fair value of contingent consideration.
(i)Adjusts for restructuring costs which include wage-related expenses, such as employee severance and related benefits, and non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees.
(j)Adjusts for the income tax effects of the foregoing adjusted items, determined under a discrete method consistent with our non-GAAP measures of profitability.
(k)2022 excludes a $2.3 million gain related to the sale and settlement of trade receivables and 2023 excludes a $0.3 million gain related to the mark to market adjustment on shares received in relation to the aforementioned sale and settlement of trade receivables in 2022. The gains were included within other (expense) income, net in the consolidated statements of loss and comprehensive loss.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$100,305	$194,294
Availability under Revolver	300,000	300,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	293,185	399,006
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
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $100.3 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to an amended and restated credit agreement, dated March 26, 2021 (as amended, the “Credit Agreement”), among the Company, the syndicate lenders thereto and Credit Suisse, AG, Cayman Islands Branch, as administrative agent, which provides for a term loan ("Term Loan") and revolver ("Revolver"). On December 9, 2022, we amended and restated the credit agreement to (i) increase the amount of revolving credit commitments from $165.0 million to $300.0 million and (ii) transition the reference rate for the revolving borrowings under the Credit Agreement from LIBOR to the secured overnight financing rate (“SOFR”) and amend the applicable margins as specified therein. On May 18, 2023, we amended and restated the credit agreement (the “Third Amendment and Restatement”) to transition the reference rate for the Term Loan borrowings under the Credit Agreement from LIBOR to SOFR. See Note 12, Credit Agreements, for a discussion of the Term Loan and Revolver. As of December 31, 2023, we had $295.3 million outstanding under our Term Loan with an interest rate of 8.0% and no borrowings outstanding under the Revolver.
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
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin plus either (a) a base rate or (b) SOFR, at our option, subject to interest rate floors. Borrowings under the Revolver bear interest at a rate per annum equal to an applicable margin plus either (x) a base rate or (y) SOFR at our option. In addition to paying interest on outstanding borrowings under the Revolver, we are required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder and customary letter of credit fees. The applicable margins in respect of both the Term Loan and the Revolver are subject to adjustments based on our first lien leverage ratios and corporate family ratings.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of December 31, 2023, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$49,064	$89,389	$118,304
Investing activities	(24,591)	(93,945)	(70,309)
Financing activities	(120,217)	(175,125)	(140,630)
Effect of exchange rate changes on cash and cash equivalents	1,840	(19,697)	(4,622)
Net decrease in cash and cash equivalents	$(93,904)	$(199,378)	$(97,257)
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2023 was $49.1 million comprised of net loss of $68.7 million, adjusted for non-cash items including $65.0 million of stock-based compensation expense and $36.5 million of depreciation and amortization. Cash provided by operating activities during the year ended December 31, 2023 was further benefited by a decrease in trade receivables of $32.7 million, which was driven by a decrease in revenue partially offset by an increase in days sales outstanding ("DSO"), and a decrease in unbilled receivables of $7.6 million. Cash provided by operating activities during the year ended December 31, 2023 was negatively impacted by the change in other assets of $11.8 million primarily resulting from an increase in income taxes receivable and the change in accrued expenses and other liabilities of $7.1 million driven by the payment of tax installments.
Net cash provided by operating activities during the year ended December 31, 2022 was $89.4 million comprised of net loss of $105.4 million, adjusted for non-cash items including $250.5 million of stock-based compensation expense and $34.4 million of depreciation and amortization. Cash provided by operating activities during the year ended December 31, 2022 was negatively impacted by the changes in trade receivables of $61.9 million due to an increase in DSO and unbilled receivables of $20.7 million.
Cash provided by operating activities can be significantly impacted by the timing of cash receipts from customers and payments to vendors as well as vendor payment terms.
Investing Activities
Net cash used in investing activities in 2023 was $24.6 million driven by the acquisition of Itoc in the first quarter of 2023 and purchases of property and equipment.

Net cash used in investing activities in 2022 was $93.9 million driven by the acquisition of Connected in the second quarter of 2022 and purchases of property and equipment.
Financing Activities
Net cash used in financing activities of $120.2 million in 2023 was driven by the repayment of long-term debt of $107.2 million and contingent consideration payment of $14.0 million.
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
We generate revenues from a variety of professional service arrangements. Fees for these contracts may be in the form of time-and-materials and fixed price. We also report gross reimbursable expenses incurred as both revenues and cost of revenues in the consolidated statements of loss and comprehensive loss.
Revenues are measured based on consideration specified in a contract with a client, which may consist of both fixed and variable components, and the consideration expected to be received is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. The standalone selling prices are generally determined based on the prices at which we separately sell the services.
Stock-Based Compensation
We grant equity incentive awards to certain employees and directors. These compensation arrangements are settled in equity, or in certain cases at our discretion, in cash, at a predetermined price. The equity incentive awards generally vest over a period of one to four years and, in certain cases, vest in full on a liquidity event involving the Company. Stock-based compensation expense is measured at the grant date fair value and amortized over the vesting period of the award using the straight-line amortization method (or, in the case of performance stock units, the accelerated amortization method is utilized).
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
On September 9, 2021, the Board, through unanimous written consent, approved a modification to the Company's 2017 Stock Option Plan (the "2017 Plan") which, upon completion of the IPO, a sponsor return of 2.8x times sponsor investment was achieved, and the service condition under the Plan that participants must provide at least 18 months of continuous service following the grant date in order for performance vesting options to vest was waived. Additionally, the Board also approved accelerated vesting of all remaining, unvested former Class C performance vesting options, after the achievement of such sponsor return, which resulted in all performance vesting options becoming fully vested upon pricing of the IPO. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the Plan. No stock option awards have been granted since the second quarter of 2021. For more information regarding the stock option awards, see Note 10, Stock-Based Compensation, to our consolidated financial statements.
The performance and time vesting options have a contractual term of 10 years from the grant date.
Restricted Stock Units (“RSUs”)
In September 2021, the Board approved the 2021 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, RSUs are awarded to eligible employees as well as directors. The fair value of the RSUs is based on the market price of our common stock on the date of grant.
Performance Stock Units (“PSUs”)
PSUs are granted to certain executives and employees under the Omnibus Plan, which consist of PSUs with non-market-based performance and time-based vesting conditions as well as PSUs with market-based performance and time-based vesting conditions. The PSUs subject to non-market-based performance and time-based vesting conditions are earned based on our achievement of specified adjusted EBITDA targets (the “EBITDA PSUs”). The PSUs subject to market-based performance and time-based vesting conditions are earned based on our achievement of specified relative total shareholder return ("rTSR") targets (the “rTSR PSUs”). Both types of PSUs vest over a three-year service period, subject to the participant’s continued employment with us or our affiliate, as applicable.
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
The excess of the purchase consideration transferred over the fair values of assets acquired and liabilities assumed is recorded as goodwill. As additional information is obtained about the assets and liabilities of the acquisition during the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed with an offset to goodwill. After the measurement period, any adjustments are recorded in the consolidated statements of loss and comprehensive loss. We review goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We assess goodwill for impairment at the reporting unit level. In conducting our annual goodwill impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, we perform a quantitative impairment assessment of the asset, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. We perform our annual impairment tests in the fourth quarter of each fiscal year. We assess the impairment of intangible assets whenever events or changing circumstances indicate that the carrying amount may not be recoverable.
Some business combinations may include a contingent consideration agreement. We determine the fair value of the contingent consideration liability using a Monte Carlo Simulation, which involves a simulation of future revenues and earnings during the earn-out period using management's best estimates. The liability is remeasured to fair value at each reporting date with adjustments recorded within other (expense) income, net in the consolidated statements of loss and comprehensive loss.
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
Interest Rate Risk
We are primarily exposed to changes in interest rates with respect to our cost of borrowing under our Credit Agreement. We monitor our cost of borrowing under our credit facilities, taking into account our funding requirements and our expectations for interest rates in the future. In 2023, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $2.9 million increase or $3.4 million decrease, respectively, in our interest expense.
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

In 2023, our revenues denominated and recorded in currencies other than U.S. dollars amounted to 65% of our total revenues. A hypothetical 10% increase or decrease in the value of the U.S. dollar against the principal foreign currencies in which our revenues are measured (namely, the Australian dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan, Euro, Indian Rupee and Singapore Dollar) would have caused our revenues to decrease or increase, respectively, by approximately $72.4 million.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Thoughtworks Holding, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Thoughtworks Holding, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of loss and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

To test the Company’s accounting for the in-process fixed-price contract revenue recognized, we performed audit procedures that included, among others, testing the accuracy and completeness of the actual costs incurred through year-end. We performed a look-back analysis subsequent to year-end to evaluate any changes in the total estimated costs. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for completed contracts to assess the Company’s ability to accurately estimate costs. We interviewed operational personnel of the Company to evaluate progress to date and the estimate of remaining costs to be incurred, including the amount of time and cost to complete, for a sample of customer contracts. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Chicago, Illinois
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Thoughtworks Holding, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Thoughtworks Holding, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of loss and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2024

THOUGHTWORKS HOLDING, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$100,305	$194,294
Trade receivables, net of allowance of $9,550 and $9,531, respectively	167,942	201,695
Unbilled receivables	115,150	122,499
Prepaid expenses	19,692	19,353
Other current assets	25,269	18,849
Total current assets	428,358	556,690
Property and equipment, net	26,046	38,798
Right-of-use assets	41,771	43,123
Intangibles and other assets:
Goodwill	424,565	405,017
Trademark	273,000	273,000
Customer relationships, net	114,186	124,047
Other non-current assets	19,310	21,175
Total assets	$1,327,236	$1,461,850
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,767	$5,248
Long-term debt, current	7,150	7,150
Income taxes payable	5,106	22,781
Accrued compensation	88,712	85,477
Deferred revenue	18,090	5,167
Accrued expenses and other current liabilities	22,154	37,753
Lease liabilities, current	15,301	15,994
Total current liabilities	159,280	179,570
Lease liabilities, non-current	29,791	29,885
Long-term debt, less current portion	286,035	391,856
Deferred tax liabilities	54,907	62,555
Other long-term liabilities	24,093	19,762
Total liabilities	554,106	683,628
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 372,876,082 and 366,306,970 issued, 322,407,385 and 315,681,987 outstanding at December 31, 2023 and December 31, 2022, respectively	373	366
Treasury stock, 50,468,697 and 50,624,983 shares at December 31, 2023 and December 31, 2022, respectively	(622,988)	(624,934)
Additional paid-in capital	1,627,491	1,565,514
Accumulated other comprehensive loss	(38,166)	(39,210)
Retained deficit	(193,580)	(123,514)
Total stockholders' equity	773,130	778,222
Total liabilities and stockholders' equity	$1,327,236	$1,461,850
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,126,816	$1,296,238	$1,069,945
Operating expenses:
Cost of revenues	772,800	950,305	669,681
Selling, general and administrative expenses	331,830	372,761	333,904
Depreciation and amortization	23,554	20,484	17,599
Restructuring	18,944	—	—
Total operating expenses	1,147,128	1,343,550	1,021,184
(Loss) income from operations	(20,312)	(47,312)	48,761
Other (expense) income:
Interest expense	(26,238)	(22,461)	(25,456)
Net realized and unrealized foreign currency gain (loss)	3,875	(5,405)	(5,469)
Other (expense) income, net	(455)	610	(1,671)
Total other expense	(22,818)	(27,256)	(32,596)
(Loss) income before income taxes	(43,130)	(74,568)	16,165
Income tax expense	25,531	30,825	16,740
Net loss	$(68,661)	$(105,393)	$(575)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,044	(28,366)	(9,270)
Comprehensive loss	$(67,617)	$(133,759)	$(9,845)

Net loss per common share:
Basic loss per common share	$(0.22)	$(0.34)	$(0.24)
Diluted loss per common share	$(0.22)	$(0.34)	$(0.24)

Weighted average shares outstanding:
Basic	317,718,424	310,911,526	254,271,997
Diluted	317,718,424	310,911,526	254,271,997
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Redeemable, Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2020	23,493,546	$322,800	278,322,716	$279	572,711	$(1,608)	$379,335	$(1,574)	$108,338	$484,770
Net loss	—	—	—	—	—	—	—	—	(575)	(575)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(9,270)	—	(9,270)
Issuance of common stock upon initial public offering, net of issuance costs of $30.3 million	—	—	16,429,964	16	—	—	314,700	—	—	314,716
Issuance of redeemable convertible preferred stock, net of issuance costs of $11.8 million	35,996,412	503,222	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(59,489,958)	(826,022)	59,489,958	60	—	—	825,962	—	—	826,022
Issuance of common stock on exercise of options, net of withholding taxes	—	—	1,169,090	1	—	—	(852)	—	—	(851)
Issuance of common stock	—	—	133,313	—	—	—	1,873	—	—	1,873
Dividends	—	—	—	—	—	—	(279,191)	—	(45,821)	(325,012)
Tender Offer	—	—	(50,412,860)	—	50,412,860	(627,816)	(10,391)	—	(79,222)	(717,429)
Stock-based compensation expense	—	—	—	—	—	—	127,713	—	—	127,713
Balance as of December 31, 2021	—	$—	305,132,181	$356	50,985,571	$(629,424)	$1,359,149	$(10,844)	$(17,280)	$701,957
Net loss	—	—	—	—	—	—	—	—	(105,393)	(105,393)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(28,366)	—	(28,366)
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	10,189,218	10	—	—	(40,086)	—	—	(40,076)
Reissuance of treasury shares for equity incentive awards	—	—	360,588	—	(360,588)	4,490	(4,054)	—	—	436
Stock-based compensation expense	—	—	—	—	—	—	250,505	—	—	250,505
Cumulative effect related to adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(841)	(841)
Balance as of December 31, 2022	—	$—	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	—	—	(68,661)	(68,661)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,044	—	1,044
Issuance of common stock for equity incentive awards, net of withholding taxes	—	—	6,569,112	7	—		(1,103)	—	—	(1,096)
Reissuance of treasury shares for equity incentive awards	—	—	156,286	—	(156,286)	1,946	(1,946)	—	(1,405)	(1,405)
Stock-based compensation expense	—	—	—	—	—	—	65,026	—	—	65,026
Balance as of December 31, 2023	—	$—	322,407,385	$373	50,468,697	$(622,988)	$1,627,491	$(38,166)	$(193,580)	$773,130
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(68,661)	$(105,393)	$(575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	36,450	34,446	29,528
Bad debt expense (recovery)	4,606	2,002	(601)
Deferred income tax benefit	(8,351)	(19,425)	(22,369)
Stock-based compensation expense	65,026	250,505	127,713
Unrealized foreign currency exchange (gain)/loss	(2,271)	10,106	5,028
Non-cash lease expense on right-of-use assets	18,407	18,597	—
Other operating activities, net	3,715	3,300	3,642
Changes in operating assets and liabilities:
Trade receivables	32,661	(61,877)	(32,139)
Unbilled receivables	7,582	(20,711)	(16,733)
Prepaid expenses	(265)	(3,567)	(6,542)
Other assets	(11,841)	2,657	(31,111)
Lease liabilities	(18,269)	(16,721)	—
Accounts payable	(2,597)	144	309
Accrued expenses and other liabilities	(7,128)	(4,674)	62,154
Net cash provided by operating activities	49,064	89,389	118,304

Cash flows from investing activities:
Purchase of property and equipment	(8,953)	(24,505)	(26,068)
Proceeds from disposal of fixed assets	351	571	518
Acquisitions, net of cash acquired	(15,989)	(70,011)	(44,759)
Net cash used in investing activities	(24,591)	(93,945)	(70,309)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs and underwriting discounts	—	—	314,716
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	—	380,994
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	—	122,228
Payments of obligations of long-term debt	(107,150)	(107,150)	(336,709)
Payments of debt issuance costs	(99)	(3,635)	(7,098)
Proceeds from borrowings on long-term debt	—	—	401,285
Proceeds from issuance of common stock on exercise of options, net of employee tax withholding	6,564	6,766	(851)
Shares and options purchased under tender offer	—	—	(701,960)
Proceeds from issuance of common stock	—	—	1,873
Dividends paid	—	—	(315,003)
Withholding taxes paid on tender offer	—	(15,469)	—
Withholding taxes paid on dividends previously declared	—	(10,009)	—
Withholding taxes paid related to net share settlement of equity awards	(5,621)	(45,643)	—
Payment of contingent consideration	(13,996)	—	—
Other financing activities, net	85	15	(105)
Net cash used in financing activities	(120,217)	(175,125)	(140,630)

THOUGHTWORKS HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Year Ended December 31,
	2023	2022	2021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,840	(19,697)	(4,622)
Net decrease in cash, cash equivalents and restricted cash	(93,904)	(199,378)	(97,257)
Cash, cash equivalents and restricted cash at beginning of the period	195,564	394,942	492,199
Cash, cash equivalents and restricted cash at end of the period	$101,660	$195,564	$394,942

Supplemental disclosure of cash flow information:
Interest paid	$24,824	$20,984	$23,611
Income taxes paid	$50,250	$30,283	$33,344

Supplemental disclosure of non-cash investing and financing activities:
Withholding taxes payable included within accrued expenses	$—	$—	$25,956
Withholding taxes payable included within accrued compensation	$3,444	$1,020	$—
Option costs receivable included within other current assets	$—	$257	$—
Conversion of convertible preferred stock to common stock	$—	$—	$826,022
Net settlement on exercise of shares	$—	$—	$3,611

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$100,305	$194,294	$368,209
Restricted cash included in other current assets	—	—	25,478
Restricted cash included in other non-current assets	1,355	1,270	1,255
Total cash, cash equivalents and restricted cash	$101,660	$195,564	$394,942
The accompanying notes form an integral part of the consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
Notes to the Consolidated Financial Statements

Note 1 – Business and Summary of Significant Accounting Policies
Thoughtworks Holding, Inc. (together with its subsidiaries, the “Company”) develops, implements, and services complex enterprise application software and provides business technology consulting. The Company conducts business in Australia, Brazil, Canada, Chile, China, Ecuador, Finland, Germany, Hong Kong, India, Italy, the Netherlands, Romania, Singapore, Spain, Switzerland, Thailand, the United Kingdom, the United States and Vietnam. Thoughtworks Holding, Inc. is the ultimate parent holding company of Thoughtworks, Inc. among other subsidiaries.
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
Long-Lived Assets
The North America geographic region encompasses the Company’s country of domicile (United States) and Canada, of which long-lived assets include property and equipment, net of depreciation, and lease right-of-use ("ROU") assets which are principally held within the United States. Canadian long-lived assets were determined to be immaterial given the amount was less than 10% of the Company's long-lived assets as of December 31, 2023 and 2022. The Company holds material long-lived assets in the foreign geographic locations noted in the table below.

The following table presents long-lived assets by location (in thousands):

	As of December 31,
	2023		2022
United States	$14,582	21.5%	$18,205	22.2%
Germany	13,052	19.2%	13,606	16.6%
India	10,793	15.9%	14,457	17.6%
China	10,616	15.7%	12,160	14.9%
All other (1)	18,774	27.7%	23,493	28.7%
Total long-lived assets	$67,817	100.0%	$81,921	100.0%
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
The Company generates revenue from a variety of professional service arrangements. Fees for these contracts may be in the form of time-and-materials and fixed price. The Company also reports gross reimbursable expenses incurred as both revenue and cost of revenues in the consolidated statements of loss and comprehensive loss.
Revenue is measured based on consideration specified in a contract with a customer, which may consist of both fixed and variable components, and the consideration expected to be received is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. The standalone selling prices are generally determined based on the prices at which the Company separately sells the services.
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
Time-and-Materials Revenues
The Company generates the majority of its revenues under time-and-materials contracts, which are billed using hourly, daily, or monthly rates to determine the amounts to be charged directly to the customer. Revenue from time-and-materials contracts is based on the number of hours worked and at contractually agreed-upon hourly rates and is recognized as those services are rendered as control of the services passes to the customer over time.
Fixed-Price Revenues
Fixed-price contracts include application development arrangements, and with certain contracts, progress towards satisfaction of the performance obligation is measured using input methods as there is a direct correlation between hours incurred and the end deliverable to the customer. With other contracts, progress towards the satisfaction of the performance obligation is measured using input methods with a direct correlation to resources consumed and the services provided to the customer. Assumptions, risks, and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables, and deferred revenues at each reporting period. Revenues under these contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying performance obligations or based on resources utilized at contractually agreed-upon fixed rates.
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
Contract Balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets primarily relate to unbilled amounts on fixed-price contracts, where the right to consideration is conditional on the satisfaction of performance obligations that are measured based on hours incurred and the end deliverable to the customer. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.
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
The following table is a summary of the Company’s costs to obtain contracts and related amortization where the amortization period of the assets is greater than one year (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$1,588	$2,039	$—
Costs to obtain contracts capitalized	905	811	2,318
Amortization of capitalized costs	(1,685)	(1,265)	(277)
Changes due to exchange rates	68	3	(2)
Balance at end of period	$876	$1,588	$2,039

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
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship, and public relations. These costs are expensed as incurred. Advertising costs totaled $5.0 million, $4.1 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in SG&A expenses in the consolidated statements of loss and comprehensive loss.
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
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. The Company has restricted cash held on deposit at various financial institutions to secure bank guarantees of amounts related to government requirements and for collateral for a corporate credit card.
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

Activity related to the Company’s allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Allowance for credit losses, beginning balance	$(9,531)	$(8,916)	$(10,385)
Impact of accounting standard adoption (1)	—	(841)	—
Current period provision	(4,606)	(2,002)	(281)
Write-offs charged against allowance	4,848	2,351	882
Recoveries of amounts previously written off	(96)	—	—
Changes due to exchange rates	(165)	(123)	868
Allowance for credit losses, ending balance	$(9,550)	$(9,531)	$(8,916)
(1)The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in the first quarter of 2022.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting which requires it to allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The fair value of the net assets acquired for the business is determined utilizing expectations and assumptions believed reasonable by management. The excess of the purchase consideration transferred over the fair values of assets acquired and liabilities assumed is recorded as goodwill. As additional information is obtained about the assets and liabilities of the acquisition during the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed with an offset to goodwill. After the measurement period, any adjustments are recorded in the consolidated statements of loss and comprehensive loss. Acquisition costs are expensed as incurred.
Some business combinations may include a contingent consideration agreement. The Company determines the fair value of the contingent consideration liability using a Monte Carlo Simulation. The liability is remeasured to fair value at each reporting date with adjustments recorded within other income (expense), net in the consolidated statements of loss and comprehensive loss.
Government Assistance
The Company has historically received government subsidies in the form of cash in China and Singapore related to expenses such as rent, wages, training benefits and taxes. The subsidies are recorded against the related expense within SG&A expense or cost of revenues in the consolidated statements of loss and comprehensive loss. The Company recorded $1.3 million and $1.3 million to cost of revenues and $1.3 million and $0.7 million to SG&A expense for the years ended December 31, 2023 and 2022, respectively.
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
Capitalized internal-use software asset depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $5.8 million, $4.7 million and $2.2 million, respectively, and is included in depreciation and amortization in the consolidated statements of loss and comprehensive loss. As of December 31, 2023 and 2022, the net book value of internal-use software was $5.9 million and $6.5 million, respectively.
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
Based on the results of the annual impairment analysis, the Company determined no impairment existed for the year ended December 31, 2023 and 2022 as the fair value exceeded the carrying amount.
Other Intangible Assets
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company amortizes its finite-lived intangible assets over their respective estimated useful lives. The Company reviews both indefinite-lived intangibles and finite-lived intangibles for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they may be impaired. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated statements of loss and comprehensive loss. The Company’s other intangible assets consist of an indefinite-lived trademark and finite-lived customer relationships. Customer relationships have an estimated useful life of four to fifteen years and are being amortized using the straight-line method.
Based on the results of the annual impairment analysis, the Company determined no impairment existed for the years ended December 31, 2023 and 2022 as the fair value exceeded the carrying amount.

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
The Company classifies interest and penalties associated with tax liabilities as income tax expense in the consolidated statements of loss and comprehensive loss.
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
Foreign Currency
Assets and liabilities of consolidated foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated into U.S. dollars at average exchange rates for the applicable period. The adjustment resulting from translating the financial statements of such foreign subsidiaries into U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive loss.
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
The Company recorded interest expense as it relates to deferred financing fees of $2.5 million, $1.6 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2023 and 2022, because of the relatively short maturity of these instruments. Additionally, the Company estimates the fair value of the Term Loan, discussed in Note 12, Credit Agreements, using current market yields. These current market yields are considered Level 2 inputs. The fair value of the Term Loan was $294.0 million and $392.0 million at December 31, 2023 and 2022, respectively.
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
The Company grants EBITDA PSUs and rTSR PSUs to certain executives and employees under the Omnibus Plan. The EBITDA PSUs are earned based on the Company’s achievement of specified adjusted EBITDA targets. The rTSR PSUs are earned based on the Company's achievement of specified rTSR targets. Both types of PSUs vest over a three-year service period, subject to the participant’s continued employment with us or our affiliate, as applicable.
The fair value of the options, RSUs, and EBITDA PSUs is determined using the grant date stock price of the Company’s common stock. The fair value for the rTSR PSUs is determined using a Monte-Carlo simulation. Compensation expense for awards solely subject to time-based vesting conditions (i.e., options and RSUs), will be recognized over their requisite service period (typically one to four years) on a straight-line amortization basis. Compensation expense for PSUs is recognized over their requisite service period on an accelerated amortization basis, from the date of grant through the last day of the requisite service period. The expense for the EBITDA PSUs is adjusted based on an estimate of awards ultimately expected to vest. The expense for the rTSR PSUs awards will be fully recognized over the service period, regardless if the targets are met. The Company records forfeitures as they occur. The compensation expense is recognized in the Company’s consolidated statements of loss and comprehensive loss.

At the time of grant, the Company takes into consideration the timing of the equity award and evaluates for conditions that could result in the award being considered spring loaded awards. The Company did not grant equity awards that would be considered spring loaded awards in 2023.
Refer to Note 10, Stock-Based Compensation, for more information on equity-based awards.
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-08, which amends ASC 805 to require acquiring entities to apply ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to recognize and measure contract assets and contract liabilities in a business combination. The guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the ASU’s provisions prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted the standard in the first quarter of 2023. The adoption did not have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from London Interbank Offer Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020 through December 31, 2024, and upon adoption may be applied prospectively through December 31, 2024. The Company elected to utilize the temporary optional expedients in connection with the amendment of our credit agreement, which transitioned the Term Loan from LIBOR to the Secured Overnight Financing Rate (“SOFR”) on May 18, 2023. Refer to Note 12, Credit Agreements. The adoption did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently assessing the impact of this ASU on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to provide annual disclosure of specific categories in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The guidance is effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU applies on a prospective basis, however, retrospective application is permitted. The Company is currently assessing the impact of this ASU on the consolidated financial statements.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the years ended December 31, 2023, 2022 and 2021 was 66%, 63% and 65%, respectively.
As of December 31, 2023 and 2022, approximately 75% and 69%, respectively, of trade accounts receivable and unbilled accounts receivable was due from customers located outside the United States. At December 31, 2023 and 2022, the Company had net fixed assets of $18.7 million and $30.0 million, respectively, outside the United States.
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
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America (1)	$417,571	$503,948	$396,491
APAC (2)	387,061	419,982	358,596
Europe (3)	280,390	315,875	267,121
LATAM	41,794	56,433	47,737
Total revenues	$1,126,816	$1,296,238	$1,069,945
(1)For the years ended December 31, 2023, 2022 and 2021, the United States represented 35.7%, or $402.6 million; 36.6%, or $474.3 million; and 34.8%, or $372.8 million, respectively, of the Company’s total revenues. Canadian operations were determined to be immaterial given the revenues as a percentage of total North America revenues was less than 10% for each of the years.
(2)For the years ended December 31, 2023, 2022 and 2021, Australia represented 10.3%, or $116.4 million, 11.4%, or $148.3 million, and 10.9%, or $116.5 million, respectively, of the Company's total revenues.
(3)For the year ended December 31, 2023, revenues in the United Kingdom as a percentage of the Company's total revenues was less than 10%. For the years ended December 31, 2022 and 2021, the United Kingdom represented 10.2%, or $132.6 million; and 10.8%, or $115.2 million, respectively, of the Company’s total revenues. For the years ended December 31, 2023 and 2021, revenues in Germany represented 11.1%, or $125.3 million, and 10.6%, or $113.8 million, respectively, of the Company’s total revenues. For the year ended December 31, 2022, revenues in Germany as a percentage of the Company's total revenues was less than 10%.
Other foreign countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the years ended December 31, 2023, 2022 and 2021.

The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Year Ended December 31,
	2023	2022	2021
Energy, public and health services	$294,029	$316,478	$275,279
Technology and business services	279,264	360,117	288,709
Financial services and insurance	197,407	221,748	170,492
Automotive, travel and transportation	179,268	161,164	132,272
Retail and consumer	176,848	236,731	203,193
Total revenues	$1,126,816	$1,296,238	$1,069,945
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Time-and-materials	$895,939	$1,085,533	$872,271
Fixed-price	230,877	210,705	197,674
Total revenues	$1,126,816	$1,296,238	$1,069,945
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of December 31,
	2023	2022
Contract assets included in unbilled receivables	$29,981	$39,941
Contract liabilities included in deferred revenue	$18,090	$5,167
Contract assets primarily relate to unbilled amounts on fixed-price contracts, where the right to consideration is conditional on the satisfaction of performance obligations that are measured based on hours incurred and the end deliverable to the customer. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Professional services performed on or prior to the balance sheet date, but invoiced thereafter, are reflected in unbilled receivables.
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the years ended December 31, 2023 and 2022, the Company recognized $5.0 million and $13.7 million, respectively, of revenues that were included in contract liabilities at the prior year end.
Transaction Price Allocated to Remaining Performance Obligations
The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less.
Note 3 – Acquisitions
On February 1, 2023, the Company completed the acquisition of Itoc, a leading Amazon Web Services Advanced Consulting Partner and Cloud Managed Services Provider in Australia, in an all-cash transaction for a gross purchase price of $17.8 million, or $16.0 million net of cash acquired of $1.8 million. Itoc is now wholly owned by the Company. The acquisition expands Thoughtworks’ capabilities to help modernize and place digital at the center of client operations as they transition to the cloud.
The Company accounted for the acquisition under ASC 805, Business Combinations. The goodwill recognized in connection with the acquisition reflects the benefits expected to be derived from certain operational synergies. The fair value of the net assets acquired for the business was determined using Level 3 inputs, for which little or no market data exists, requiring the Company to develop assumptions regarding future cash flow projections. The results of operations of the acquired business have been included in the consolidated statements of loss and comprehensive loss from the acquisition date. Pro forma results of operations for the acquisition are not presented because the pro forma effects were not material to the Company's consolidated statements of loss and comprehensive loss.
Aggregate acquisition-related costs related to Itoc of $4.6 million for the year ended December 31, 2023 were included within SG&A expenses in the consolidated statements of loss and comprehensive loss.
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
In connection with the acquisition of Connected Lab Inc. ("Connected") in the second quarter of 2022, the Company recorded a liability of $14.0 million of contingent consideration, which is included within the total purchase price and classified within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2022. The present value of the contingent consideration liability was determined using a Monte Carlo Simulation that calculated the average present value of the earnout payment. The fair value measurement of the earnout includes a performance metric which is an unobservable Level 3 input. The contingent consideration is payable in cash dependent upon achievement of the performance metric. The liability was remeasured to fair value at each reporting date with adjustments recorded within other (expense) income, net in the consolidated statements of loss and comprehensive loss, and the final payout amount of $14.3 million was paid on May 4, 2023.

The following table presents the change in the contingent consideration liability (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$14,255	$—
Additions in the period	—	13,996
Payments in the period	(14,344)	—
Change in fair value	129	1,027
Change due to exchange rates	(40)	(768)
Balance at end of period	$—	$14,255
Note 4 – Goodwill and Other Intangible Assets
The following is a summary of the changes in the carrying value of goodwill (in thousands):

Total
Balance as of December 31, 2021	$346,719
Additions due to acquisitions	71,700
Changes due to exchange rates	(13,402)
Balance as of December 31, 2022	405,017
Additions due to acquisitions	13,766
Changes due to exchange rates	5,782
Balance as of December 31, 2023	$424,565
The following is a summary of other intangible assets (in thousands):

	As of December 31,
	2023	2022
Customer relationships	$196,947	$193,447
Less accumulated amortization	(73,893)	(59,369)
Customer relationships, net	123,054	134,078
Trademark	273,000	273,000
Total other intangible assets, after amortization	396,054	407,078
Changes due to exchange rates	(8,868)	(10,031)
Other intangible assets, net	$387,186	$397,047
Other than an indefinite-lived trademark, the Company’s intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the Company’s finite-lived intangible assets was 8.1 years and 9.2 years as of December 31, 2023 and 2022, respectively. Amortization expense related to these intangible assets was $14.5 million, $13.1 million and $12.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Total
2024	$15,510
2025	15,510
2026	15,510
2027	14,708
2028	14,635
Thereafter	47,181
$123,054
Note 5 – Income Taxes
(Loss)/Income Before Provision for Income Taxes
(Loss)/income before provision for income taxes based on geographic location is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
(Loss)/income before provision for income taxes:
United States	$49	$(48,578)	$(27,630)
Foreign	(43,179)	(25,990)	43,795
Total	$(43,130)	$(74,568)	$16,165
Provision for Income Taxes
The provision/(benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$6,517	$32,746	$9,839
State	3,229	9,259	5,071
Foreign	24,136	8,245	24,199
Total current	33,882	50,250	39,109

Deferred:
Federal	(4,207)	(15,379)	(9,088)
State	(947)	(3,228)	(2,457)
Foreign	(3,197)	(818)	(10,824)
Total deferred	(8,351)	(19,425)	(22,369)
Total income tax expense	$25,531	$30,825	$16,740

Effective Tax Rate Reconciliation
A reconciliation of the Company’s provision for income taxes to income taxes computed at the U.S. federal statutory income tax rate of 21% is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision for income taxes at federal statutory rate	$(9,058)	$(15,659)	$3,395
Increase/(decrease) in taxes resulting from:
Non deductible expenses	810	4,713	3,008
Research and development and foreign tax credits	(9,289)	(9,419)	(16,311)
Effect of foreign taxes and foreign exchange rates	1,102	81	5,695
GILTI and related international adjustments	1,667	12,528	8,972
§162(m) limitation on executive compensation	1,146	2,759	7,396
Stock compensation excess tax deficiencies/(benefits)	16,747	2,739	(8,206)
China non-deductible stock compensation expense	2,916	15,329	—
US state income taxes, net of federal tax benefit	673	3,811	1,072
Change in deferred tax valuation allowance	18,005	11,919	10,060
U.K. rate change	513	(313)	855
Adjustments of prior year estimates and other	(3,152)	(1,044)	(2,330)
Adjustments associated with income tax uncertainties	3,451	3,381	3,134
Total income tax expense	$25,531	$30,825	$16,740
Deferred Income Taxes
The components of the Company’s deferred tax assets and liabilities include the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$36,129	$23,572
Goodwill	379	850
Net operating loss carryforwards	40,632	20,409
Research and development and foreign tax credit carryforwards	1,423	1,350
Allowance for doubtful accounts	2,606	2,772
Fixed assets	2,519	2,526
Stock-based compensation	10,222	22,533
Business interest	11,898	9,685
Other assets	2,128	4,790
Total deferred tax assets	107,936	88,487
Total valuation allowance	(47,625)	(28,510)
Total deferred tax assets	$60,311	$59,977

	As of December 31,
	2023	2022
Deferred tax liabilities:
Unremitted earnings of subsidiaries and unrealized translation gains	$(2,634)	$(2,793)
Prepaid expenses	(3,652)	(3,545)
Fixed assets	(362)	(649)
Deferred revenue	(445)	(460)
Customer relationships	(30,693)	(32,844)
Trademark	(73,028)	(73,028)
Internally developed software	(1,415)	(1,565)
Other liabilities	(378)	(192)
Total deferred tax liabilities	(112,607)	(115,076)
Total deferred tax liabilities, net	$(52,296)	$(55,099)
Management believes that it is more likely than not that certain deferred tax assets will not be realized. At December 31, 2023 and 2022, the Company established a full valuation allowance for deferred tax assets in select non-US jurisdictions of approximately $30.3 million and $14.5 million, respectively. The Company established a valuation allowance of approximately $16.4 million and $13.1 million at December 31, 2023 and 2022, respectively, for a separate company U.S. federal net operating loss carryforward and separate company U.S. federal limitation of business interest. The Company established a valuation allowance of approximately $1.0 million and $1.0 million for certain foreign tax credits at December 31, 2023 and 2022, respectively.
At December 31, 2023 and 2022, the Company had separate company U.S. federal net operating loss carryforwards of $21.6 million and $14.1 million, respectively. The U.S. federal net operating loss carryforward period is indefinite. At December 31, 2023 and 2022, the Company had U.S. state net operating loss carryforward benefits of $0.1 million and $0.1 million, respectively. The majority of U.S. state net operating loss carryforwards have expiration periods that range from 10 to 20 years.
At December 31, 2023 and 2022, the Company had foreign net operating loss carryforwards of approximately $146.0 million and $68.2 million, respectively. For material APAC jurisdictions, the net operating loss carryforward period is 5 years, and for all other material jurisdictions, the net operating loss carryforward period is indefinite.
As of December 31, 2023 and 2022, the Company does not assert permanent reinvestment on previously taxed foreign earnings with the exception of India, where the Company is permanently reinvested. Deferred tax liabilities of $1.8 million and $2.1 million, respectively, have been accrued on the foreign withholding taxes due upon repatriation. At December 31, 2023 and 2022 a deferred tax asset of $1.5 million and $3.3 million, respectively, has been accrued and recorded to other comprehensive income for cumulative foreign currency translation on previously-taxed earnings and profits of the Company’s controlled foreign corporations. Additional tax implications of future repatriations were considered and deemed immaterial.
Unrecognized Tax Benefits
As of December 31, 2023, 2022 and 2021, the Company recorded $17.8 million, $14.5 million and $11.3 million, respectively, of unrecognized tax benefits, which if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$14,990	$11,609	$8,123
Additions for tax positions related to the current year	1,025	—	2,068
Additions for tax positions related to prior years	7,388	3,424	1,923
Reductions for tax positions related to prior years	(23)	(43)	(505)
Statute of limitations expirations	(1,520)	—	—
Settlements with tax authorities	(3,419)	—	—
Balance, end of year	$18,441	$14,990	$11,609
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023, 2022 and 2021, the income tax expense/(benefit) recognized for interest and penalties related to unrecognized tax (expense)/benefits was $0.7 million, $0.4 million and $0.3 million, respectively. At December 31, 2023, 2022 and 2021, the Company had cumulative liabilities for penalties and interest related to unrecognized tax benefits of approximately $2.7 million, $2.0 million and $1.6 million, respectively. There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company files tax returns in the U.S. federal, various U.S. states, and various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020. The Company’s India subsidiary is no longer subject to income tax examinations by tax authorities in India for years before 2005. For the remaining foreign tax jurisdictions, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2017.
Note 6 – Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Automobiles	$59	$5
Computer equipment	45,749	46,300
Software, including internal-use	22,277	19,170
Leasehold improvements	24,200	22,245
Office furniture and equipment	6,407	6,561
	98,692	94,281
Less: accumulated depreciation and amortization	(72,646)	(55,483)
Property and equipment, net	$26,046	$38,798
Depreciation and amortization expense for property and equipment was $21.9 million, $21.3 million and $17.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 7 – Loss Per Common Share
Basic loss per common share is computed by dividing the net loss allocated to common shareholders by the weighted average common shares outstanding for the period.
Diluted loss per common share is computed by giving effect to all potential shares of common stock, including outstanding stock options, unvested RSUs and unvested PSUs, to the extent the shares are dilutive. PSU shares are not included in dilution during the performance period. Once the performance period is complete, the PSU shares are included in dilution during the remaining service period, to the extent they are dilutive. Basic and diluted loss per common share are the same for all periods presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.
The components of basic and diluted loss per common share are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(68,661)	$(105,393)	$(575)
Preferred stock dividends	—	—	(59,642)
Net loss allocated to common stockholders	$(68,661)	$(105,393)	$(60,217)
Denominator:
Weighted average shares outstanding – Basic and diluted	317,718,424	310,911,526	254,271,997
Basic and diluted loss per common share	$(0.22)	$(0.34)	$(0.24)
The following potentially dilutive securities were excluded from the computation of diluted loss per common share because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Employee stock options, RSUs and performance stock units ("PSUs")	22,182,607	26,802,540	23,435,860

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
The Company recognizes operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Lease costs are primarily recorded within SG&A expenses in the Company's consolidated statements of loss and comprehensive loss. As of December 31, 2023 and 2022, the Company's finance leases were immaterial.
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
Operating lease assets and lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, and lease incentives. The Company has elected not to apply the recognition requirements to short-term leases of 12 months or less and instead recognizes lease payments as expense on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leased assets are presented net of accumulated amortization. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities; instead, these are expensed as incurred and recorded as variable lease expense.
As of December 31, 2023, the Company had additional operating leases that have not yet commenced of $2.7 million. These leases will commence in 2024 and have lease terms ranging from 5 to 6 years.
The following table presents total lease cost (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$21,275	$19,818
Variable lease cost	4,026	2,908
Short-term lease cost	621	614
Total lease cost	$25,922	$23,340
The following table presents supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$21,466	$19,779
ROU assets obtained in exchange for new operating lease liabilities	$16,344	$21,819
Non-cash net decrease due to lease modifications:
Operating lease ROU assets	$(2,326)	$—
Operating lease liabilities	$(1,850)	$—
The following table presents average lease terms and discount rates:

	As of December 31,
	2023	2022
Weighted-average remaining operating lease term (years)	4.2	4.7
Weighted average operating lease discount rate	5.9%	5.3%

As of December 31, 2023, the aggregate future lease payments under all operating leases are as follows (in thousands):

Operating
2024	$17,411
2025	12,123
2026	8,094
2027	4,377
2028	2,736
Thereafter	5,908
Total lease payments	50,649
Less: imputed interest	5,567
Present value of lease liabilities	$45,082

ASC 840 Disclosures
Prior to the adoption of Topic 842, total rent expense for all operating leases for the year ended December 31, 2021 was $19.4 million.
Note 9 – Stockholders' Equity
Redeemable Convertible Preferred Stock
In September 2021, upon the closing of the Company's IPO, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 1,365,058 shares (pre-43.6-for-1 stock split) of common stock.
Further, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors.
Common Stock
In connection with the IPO, all classes of shares of the Company's common stock then outstanding were converted into 5,259,163 shares (pre-43.6-for-1 stock split) of common stock on a one-to-one basis. As a result, the securities of the Company are represented by shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all shares of common stock will participate pro rata in such payment whenever funds are legally available and when declared by the Board, subject to the prior rights of holders of all classes of stock outstanding.
As of December 31, 2023, there were 1,000,000,000 shares of common stock authorized and 322,407,385 shares of common stock outstanding.
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
In September 2021, the Board approved the Omnibus Plan to assist the Company in attracting, retaining, motivating, and rewarding certain employees, officers, directors, and consultants of the Company and its Affiliates and promoting the creation of long-term value for stockholders, which became effective in connection with the IPO. A total of 77,304,732 shares of the Company’s common stock have been reserved for issuance under the Omnibus Plan.

The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$38,981	$176,046	$60,678
Selling, general and administrative expenses	25,848	73,869	67,624
Restructuring	197	—	—
Total stock-based compensation expense	$65,026	$249,915	$128,302
The income tax expense/(benefit) recognized related to stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $20.9 million, $20.6 million and $(0.8) million, respectively.
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
The following is a summary of performance and time vesting stock option activity for the year ended December 31, 2023 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2022	21,607,562	$3.83
Granted	—	—
Forfeited	(579,649)	10.88
Exercised	(2,432,182)	2.70
Cancelled	—	—
Expired	—	—
Balance at December 31, 2023	18,595,731	$3.76	$36,016	4.5

Exercisable at December 31, 2023	18,213,108	$3.60	$36,016	4.5
As of December 31, 2023, total compensation cost related to Time Vesting Options not yet recognized was $3.0 million, which will be recognized over a weighted-average period of 1.2 years. Unless otherwise prohibited by law in local jurisdictions, Time Vesting Options will continue to vest according to the 2017 Plan and the applicable award agreements.
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $9.2 million, $29.6 million and $24.9 million, respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $10.32. No options were granted during the years ended December 31, 2023 and 2022.

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
Restricted Stock Units
In September 2021, the Board approved the Omnibus Plan. Under the Omnibus Plan, RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period. Unvested RSUs as of December 31, 2023 have varying vesting schedules, with the majority of shares vesting evenly over four years. Throughout the vesting period shareholders are subject to the market risk on the value of their shares.
The following is a summary of RSU activity for the year ended December 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	13,013,946	$17.37
Granted	8,323,470	4.04
Forfeited	(1,995,186)	16.68
Vested (1)	(6,005,401)	20.03
Unvested balance at December 31, 2023	13,336,829	$7.96
(1)Includes 1.7 million shares that were net settled when released and returned to the share pool for future grants.
The total fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $32.4 million and $189.6 million, respectively. No RSUs vested during the year ended December 31, 2021.
As of December 31, 2023, total compensation cost related to all RSUs not yet recognized was $99.7 million, which will be recognized over a weighted-average period of 2.7 years.
Performance Stock Units
The Company grants PSUs to certain executives and employees under the Omnibus Plan, which include awards with a performance and time-based vesting as well as awards with market-based performance vesting components. The performance and time-based PSUs, or non-market-based PSUs, are subject to the Company’s achievement of specified profit targets. The market-based awards are tied to the Company's performance against relative total shareholder return ("rTSR") targets. Both types of PSUs vest at the end of a three-year service period.

The following is a summary of PSU activity for the year ended December 31, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	76,697	$20.11
Granted (1)	737,483	8.44
Adjustment for PSUs expected to vest as of current period end	(718,483)	8.21
Forfeited	(7,565)	12.33
Vested	—	—
Unvested balance at December 31, 2023	88,132	$20.11
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date, and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of December 31, 2023, total compensation cost related to PSUs not yet recognized was $4.6 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 1.7 years.
Note 11 – Benefit Plans
The Company sponsors a 401(k) plan for substantially all U.S. employees. Employees are allowed to make contributions to the plan through withholdings of their salary. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan for the years ended December 31, 2023, 2022 and 2021, totaled $3.8 million, $4.1 million and $3.1 million, respectively. The Company also maintains similar defined contribution plans in the United Kingdom, Canada, Spain, Italy, Singapore, and Thailand. Total employer contributions under these plans for the years ended December 31, 2023, 2022 and 2021 were $7.2 million, $6.6 million and $5.4 million, respectively.
Note 12 – Credit Agreements
The Company entered into a Senior Secured Credit Facilities (the “Term Loan”), dated October 12, 2017, most recently amended as of May 18, 2023, among the Company, the syndicate lenders thereto and Credit Suisse, AG, Cayman Islands Branch, as administrative agent, to finance, in part, the acquisition of all of the outstanding common stock of the Company. The Term Loan and the Revolver, together with any subsequent amendments, are collectively referred to as the Credit Agreement.
On March 26, 2021, the Company amended and restated its credit agreement (the “Amendment and Restatement”) to increase the term loan facility to a total of $715.0 million. Also, as part of the facility, the aggregate revolving credit facility was increased from $85.0 million to $165.0 million.
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
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin based on the Company’s leverage ratio, plus either (a) a base rate or (b) the SOFR rate, at the Company's option, subject to interest rate floors.

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
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of December 31, 2023, the Company was in compliance with its debt covenants.
The Company incurred and capitalized deferred financing fees, or third-party debt issuance costs, of $0.1 million and $3.6 million related to the restated credit agreement for the years ended December 31, 2023 and 2022, respectively. The debt issuance costs are recorded as reductions of the outstanding long-term indebtedness. The Term Loan is paid in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan.
On February 24, 2023, the Company made a voluntary prepayment of $100.0 million on outstanding amounts owed on the Term Loan. As a result of the prepayment, the Company wrote off $0.9 million of deferred financing fees, which is reflected in other (expense) income, net in the consolidated statements of loss and comprehensive loss for the year ended December 31, 2023.
The following table presents the Company's outstanding debt and borrowing capacity (in thousands):

	As of December 31,
	2023	2022
Availability under revolving credit facility (due March 26, 2026)	$300,000	$300,000
Borrowings under revolving credit facility	—	—
Long-term debt (due March 24, 2028), including current portion (1)	293,185	399,006
Interest rate	8.0%	6.9%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The carrying value of the Company’s credit facilities (including current maturities) is as follows (in thousands):

	As of December 31,
	2023	2022
Long-term debt, less current portion	$288,188	$395,338
Capitalized deferred financing fees	(2,153)	(3,482)
Long-term debt	286,035	391,856
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$293,185	$399,006

As of December 31, 2023, the Company’s future principal cash payments for the Term Loan are as follows (in thousands):

Total
2024	$7,150
2025	7,150
2026	7,150
2027	7,150
2028	266,738
Total future principal cash payments	$295,338
Note 13 – Accrued Expenses and Other Current Liabilities
The following is a summary of the Company’s accrued expenses and other current liabilities (in thousands):

	As of December 31,
	2023	2022
Contingent consideration	$—	$14,255
Value-added tax and sales tax payable	4,821	7,526
Restructuring	3,503	—
Other accrued expenses	13,830	15,972
Accrued expenses and other current liabilities	$22,154	$37,753
Note 14 – Restructuring Actions
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
Thoughtworks expects to incur total pre-tax cash charges of approximately $20 million to $25 million (the “Total Charges”), of which $18.9 million was recognized in 2023. The expected Total Charges include $18 million to $22 million in wage-related expenses, such as employee severance and related benefits, and $2 million to $3 million in non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations, professional fees and other reorganization costs.
The total costs related to the Reorganization are reported in restructuring in the consolidated statements of loss and comprehensive loss. The liability as of December 31, 2023 is reflected in accrued expenses and other current liabilities on the consolidated balance sheet. The table below summarizes the activities related to the restructuring for the year ended December 31, 2023 (in thousands):

	Wage-related expenses	Non-wage related expenses	Total
Liability as of December 31, 2022	$—	$—	$—
Charges	17,244	1,700	18,944
Payments	(13,913)	(684)	(14,597)
Non-cash items (1)	(197)	(647)	(844)
Liability as of December 31, 2023	$3,134	$369	$3,503

(1)Wage-related expenses includes stock-based compensation expense. Non-wage related expenses includes charges related to reducing leased office space.
Note 15 – Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balance for each component of accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Foreign currency translation:
Beginning balance	$(39,210)	$(10,844)	$(1,574)
Foreign currency translation gain/(loss)	2,859	(31,569)	(8,221)
Income tax (expense) benefit	(1,815)	3,203	(1,049)
Foreign currency translation, net of tax	1,044	(28,366)	(9,270)
Ending balance	(38,166)	(39,210)	(10,844)
Accumulated other comprehensive loss	$(38,166)	$(39,210)	$(10,844)
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Previously Reported Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in Part I, Item 4 Controls and Procedures in our Amended Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023 filed with the SEC on February 26, 2024, a material weakness in internal control over financial reporting was identified in prior periods which was the result of the misclassification of cash flows related to the payment of contingent consideration within the condensed consolidated statement of cash flows. As a result, our principal executive officer and principal financial officer re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2023 and September 30, 2023 due to the material weakness in internal control over financial reporting as described above.
In order to remediate the material weakness, during the quarter ended December 31, 2023, we designed and executed controls to review the classification of discrete, non-routine transactions within the statement of cash flows. We tested the new and enhanced controls as of December 31, 2023 and management has concluded, through its testing, that the control is operating effectively and the material weakness has been remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
Other than the changes noted above, there were no changes in our internal control over financial reporting (identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Insider Trading Arrangements and Policies
Our directors and executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s insider trading policy. During the three months ended December 31, 2023, none of our directors or executive officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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
3.Exhibits. The exhibits included below are filed or furnished as part of this Annual Report on Form 10-K or are incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit Number
3.1	Fourth Amended and Restated Certificate of Incorporation	8-K	001-40812	September 20, 2021	3.1
3.2	Third Amended and Restated Bylaws	8-K	001-40812	September 20, 2021	3.2
4.1	Description of Securities	10-K	001-40812	March 8, 2022	4.1
4.2	Amended and Restated Registration Rights Agreement	S-1/A	333-258985	August 25, 2021	4.1
4.3	Amendment No. 1 to Amended and Restated Registration Rights Agreement	S-1/A	333-258985	August 25, 2021	4.2
10.1	Amended and Restated Credit Agreement, dated as of March 26, 2021	S-1/A	333-258985	August 25, 2021	10.1
10.2+	Thoughtworks Holding, Inc. 2021 Omnibus Incentive Plan	S-8	333-259702	September 21, 2021	10.1
10.3+	Thoughtworks Holding, Inc. 2021 Employee Stock Purchase Plan	S-8	333-259702	September 21, 2021	10.2
10.4+	Form of Thoughtworks U.K. Share Incentive Plan	S-8	333-259702	September 21, 2021	10.3
10.5+	Turing Holding Corp. (n/k/a Thoughtworks Holding, Inc.) 2017 Stock Option Plan	S-8	333-259702	September 21, 2021	10.4
10.6+	Form of Stock Option Agreement	S-8	333-259702	September 21, 2021	10.5
10.7+	Form of Restricted Stock Unit Agreement	10-Q	001-40812	November 15, 2021	10.11
10.8+	Form of Performance Share Unit Agreement	10-Q	001-40812	August 15, 2022	10.1
10.9+	Form of Performance Share Unit Agreement, as amended	10-Q	001-40812	May 9, 2023	10.1
10.10+	Form of Indemnification Agreement	S-1/A	333-258985	August 25, 2021	10.5
10.11+	Form of Thoughtworks Holding, Inc. Executive Severance Plan	S-1/A	333-258985	August 25, 2021	10.11
10.12+	Employment Agreement, dated as of October 12, 2017, by and between Thoughtworks, Inc. and Guo Xiao	S-1/A	333-258985	August 25, 2021	10.7
10.13+	Employment Agreement, dated as of October 12, 2017, by and between Thoughtworks, Inc. and Dr. Rebecca Parsons	S-1/A	333-258985	August 25, 2021	10.8
10.14+	Employment Agreement, dated as of October 19, 2017, by and between Thoughtworks, Ltd and Christopher Murphy	S-1/A	333-258985	August 25, 2021	10.9

10.15+	Letter Agreement, dated as of August 10, 2021, by and between Thoughtworks, Inc. and Christopher Murphy	S-1/A	333-258985	August 25, 2021	10.10
10.16+	Employment Agreement dated as of October 19, 2017, by and between Thoughtworks, Ltd. and Erin Cummins	10-Q	001-40812	May 9, 2023	10.2
10.17+	Employment Agreement dated as of October 12, 2017, by and between Thoughtworks, Inc. and Sai Mandapaty	10-Q	001-40812	May 9, 2023	10.3
10.18+	Rebecca Parsons - Amendment to Employment Agreement dated August 3, 2023	8-K/A	001-40812	August 7, 2023	10.1
10.19+	Sai Mandapaty - Agreement and Release executed on November 2, 2023	10-Q	001-40812	November 7, 2023	10.1
10.20+*	Employment Agreement dated as of October 12, 2017, by and between Thoughtworks, Inc. and Ramona Mateiu
10.21+*	Employment Agreement dated as of October 12, 2017, by and between ThoughtWorks Technologies (India) Private Limited and Sudhir Tiwari
10.22+*	Sai Mandapaty - Second Agreement and Release executed on January 10, 2024
10.23	Director Nomination Agreement, dated as of September 17, 2021, by and among the Company and the other signatories party thereto.	10-Q	001-40812	November 15, 2021	10.10
10.24	Incremental Amendment, dated as of March 30, 2021, to the Amended and Restated Credit Agreement	10-K	001-40812	February 28, 2023	10.16
10.25	Amendment No. 2 and Incremental Amendment to Amended and Restated Credit Agreement	8-K	001-40812	December 12, 2022	10.1
10.26	Amendment No. 3 to Amended and Restated Credit Agreement	10-Q	001-40812	August 8, 2023	10.1
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1*	Power of Attorney (included in signature page hereto)
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1+*	Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contracts or compensatory plans or arrangements
*	Filed herewith
**	Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2024

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Guo Xiao and Erin Cummins, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities as of February 27, 2024.

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