Form 10-Q
period 2024-03-31
Thoughtworks Holding, Inc.
filed 2024-05-07
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2024, there were 322,913,818 shares of the registrant's common stock outstanding.

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
•a significant portion of our total outstanding shares may be sold into the market, which could cause the market price of common stock to drop; and
•other factors disclosed in the subsection entitled “Risk Factor Summary" and the section entitled "Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the "2023 Annual Report") and the section entitled "Risk Factors" in this Quarterly Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, those disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our 2023 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,554	$100,305
Trade receivables, net of allowance of $9,991 and $9,550, respectively	130,560	167,942
Unbilled receivables	133,980	115,150
Prepaid expenses	18,230	19,692
Other current assets	25,816	25,269
Total current assets	381,140	428,358
Property and equipment, net	27,246	26,046
Right-of-use assets	39,198	41,771
Intangibles and other assets:
Goodwill	419,875	424,565
Trademark	273,000	273,000
Customer relationships, net	108,933	114,186
Other non-current assets	19,128	19,310
Total assets	$1,268,520	$1,327,236
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,266	$2,767
Long-term debt, current	7,150	7,150
Accrued compensation	72,721	88,712
Deferred revenue	12,138	18,090
Accrued expenses and other current liabilities	22,223	27,260
Lease liabilities, current	14,092	15,301
Total current liabilities	132,590	159,280
Lease liabilities, non-current	28,032	29,791
Long-term debt, less current portion	284,364	286,035
Deferred tax liabilities	47,708	54,907
Other long-term liabilities	22,470	24,093
Total liabilities	515,164	554,106
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 373,295,466 and 372,876,082 issued, 322,826,928 and 322,407,385 outstanding at March 31, 2024 and December 31, 2023, respectively	373	373
Treasury stock, 50,468,538 and 50,468,697 shares at March 31, 2024 and December 31, 2023, respectively	(622,987)	(622,988)
Additional paid-in capital	1,638,964	1,627,491
Accumulated other comprehensive loss	(38,530)	(38,166)
Retained deficit	(224,464)	(193,580)
Total stockholders' equity	753,356	773,130
Total liabilities and stockholders' equity	$1,268,520	$1,327,236
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$248,593	$307,056
Operating expenses:
Cost of revenues	178,813	209,522
Selling, general and administrative expenses	76,230	86,340
Depreciation and amortization	5,635	5,542
Restructuring	2,115	—
Total operating expenses	262,793	301,404
(Loss) income from operations	(14,200)	5,652
Other (expense) income:
Interest expense	(6,586)	(6,862)
Net realized and unrealized foreign currency (loss) gain	(10,408)	1,185
Other income (expense), net	349	(723)
Total other expense	(16,645)	(6,400)
Loss before income taxes	(30,845)	(748)
Income tax expense	37	7,359
Net loss	$(30,882)	$(8,107)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(364)	242
Comprehensive loss	$(31,246)	$(7,865)

Net loss per common share:
Basic loss per common share	$(0.10)	$(0.03)
Diluted loss per common share	$(0.10)	$(0.03)

Weighted average shares outstanding:
Basic	322,638,110	316,451,601
Diluted	322,638,110	316,451,601
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive income	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857

Balance as of December 31, 2023	322,407,385	$373	50,468,697	$(622,988)	$1,627,491	$(38,166)	$(193,580)	$773,130
Net loss	—	—	—	—	—	—	(30,882)	(30,882)
Other comprehensive loss	—	—	—	—	—	(364)	—	(364)
Issuance of common stock for equity incentive awards, net of withholding taxes	419,384	—	—	—	855	—	—	855
Reissuance of treasury shares for equity incentive awards	159	—	(159)	1	(1)	—	(2)	(2)
Stock-based compensation expense	—	—	—	—	10,619	—	—	10,619
Balance as of March 31, 2024	322,826,928	$373	50,468,538	$(622,987)	$1,638,964	$(38,530)	$(224,464)	$753,356
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,882)	$(8,107)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,155	9,089
Bad debt expense	821	1,452
Deferred income tax benefit	(5,893)	(4,485)
Stock-based compensation expense	10,619	17,679
Unrealized foreign currency exchange loss/(gain)	10,202	(948)
Non-cash lease expense on right-of-use assets	4,044	4,525
Other operating activities, net	(52)	1,413
Changes in operating assets and liabilities:
Trade receivables	33,720	56,674
Unbilled receivables	(20,708)	(23,238)
Prepaid expenses and other assets	797	(1,393)
Lease liabilities	(3,931)	(4,705)
Accounts payable	645	1,975
Accrued expenses and other liabilities	(22,287)	(16,884)
Net cash (used in) provided by operating activities	(15,750)	33,047
Cash flows from investing activities:
Purchase of property and equipment	(4,224)	(1,657)
Proceeds from disposal of fixed assets	88	91
Acquisitions, net of cash acquired	—	(15,989)
Net cash used in investing activities	(4,136)	(17,555)
Cash flows from financing activities:
Payments of obligations of long-term debt	(1,788)	(101,788)
Payments of debt issuance costs	—	(99)
Proceeds from issuance of common stock on exercise of options	759	2,169
Withholding taxes paid related to net share settlement of equity awards	(4,053)	(2,348)
Other financing activities, net	298	25
Net cash used in financing activities	(4,784)	(102,041)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,783)	1,548
Net decrease in cash, cash equivalents and restricted cash	(27,453)	(85,001)
Cash, cash equivalents and restricted cash at beginning of the period	101,660	195,564
Cash, cash equivalents and restricted cash at end of the period	$74,207	$110,563

Supplemental disclosure of cash flow information:
Interest paid	$6,063	$6,645
Income taxes paid	$5,623	$6,856

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$72,554	$109,268
Restricted cash included in other non-current assets	1,653	1,295
Total cash, cash equivalents and restricted cash	$74,207	$110,563
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Thoughtworks Holding, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2023 Annual Report.
Certain amounts in the prior period consolidated financial statements and notes have been reclassified to conform to the 2024 presentation. These reclassifications had no effect on results of operations previously reported.
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
As a result of changes in the business, the Company re-evaluated the estimated useful lives of its long-lived assets and determined the estimated useful life for computer equipment should be updated from three years to four years, effective January 1, 2024. The change in estimate is accounted for prospectively and resulted in an immaterial decrease to depreciation and amortization expense for the three months ended March 31, 2024. Further, we expect an immaterial decrease to depreciation and amortization expense related to the change in estimated useful life for the full year.
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
Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Three Months Ended March 31, 2024
Allowance for credit losses, beginning balance	$(9,550)
Current period provision	(821)
Write-offs charged against allowance	—
Recoveries of amounts previously written off	—
Changes due to exchange rates	380
Allowance for credit losses, ending balance	$(9,991)
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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended March 31, 2024 and 2023 was 67.3% and 65.6%, respectively.
As of March 31, 2024 and December 31, 2023, 73.2% and 74.8%, respectively, of trade receivables and unbilled receivables was due from customers located outside the United States. At March 31, 2024 and December 31, 2023, the Company had net property and equipment of $19.8 million and $18.7 million, respectively, outside the United States.
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

During the first quarter of 2024, in connection with the restructuring, the Company updated the disaggregation of revenue by customer location to reflect the geographical market based on contracting location, consistent with client ownership within our geographical markets, versus billing location, as previously reported. All corresponding disclosures and historical amounts, including revenue by country noted below, have been recast to reflect the change.
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended March 31,
	2024	2023
North America (1)	$88,800	$115,060
APAC (2)	86,713	97,484
Europe (3)	62,212	78,784
LATAM	10,868	15,728
Total revenues	$248,593	$307,056
(1)For the three months ended March 31, 2024 and 2023, the United States represented 32.7%, or $81.3 million, and 34.4%, or $105.7 million, respectively, of the Company’s total revenues. Canadian operations were determined to be immaterial given revenue as a percentage of total North America revenues was less than 10% for the three months ended March 31, 2024 and 2023.
(2)For the three months ended March 31, 2024 and 2023, Australia represented 12.1%, or $30.1 million, and 10.6%, or $32.5 million, respectively, of the Company's total revenues.
(3)For the three months ended March 31, 2024 and 2023, Germany represented 13.0%, or $32.3 million, and 11.6%, or $35.7 million, respectively, of the Company's total revenues. For the three months ended March 31, 2024, revenue in the United Kingdom as a percentage of the Company's total revenues was less than 10%. For the three months ended March 31, 2023, the United Kingdom represented 11.0%, or $33.8 million, of the Company’s total revenues.
Other foreign countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three months ended March 31, 2024 and 2023.
The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended March 31,
	2024	2023
Technology and business services	$65,369	$74,133
Energy, public and health services	63,022	84,039
Retail and consumer	38,931	47,912
Financial services and insurance	39,155	55,155
Automotive, travel and transportation	42,116	45,817
Total revenues	$248,593	$307,056

The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended March 31,
	2024	2023
Time-and-materials	$177,787	$257,250
Fixed-price	70,806	49,806
Total revenues	$248,593	$307,056
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of March 31, 2024	As of December 31, 2023
Contract assets included in unbilled receivables	$28,291	$29,981
Contract liabilities included in deferred revenue	$12,138	$18,090
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
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended March 31, 2024 and 2023, the Company recognized $11.5 million and $3.5 million, respectively, of revenues that were included in contract liabilities at the prior year end.
Costs to Obtain a Customer Contract
The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The Company capitalizes incremental costs of obtaining contracts where the contract term is greater than one year. These costs would primarily relate to commissions paid to our account executives and are included in selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of loss and comprehensive loss for contracts one year or less and other current assets and other non-current assets on the condensed consolidated balance sheets for contracts greater than one year.
The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$876	$1,588
Costs to obtain contracts capitalized	633	68
Amortization of capitalized costs	(198)	(268)
Changes due to exchange rates	(5)	3
Balance at end of period	$1,306	$1,391

Transaction Price Allocated to Remaining Performance Obligations
The Company had remaining performance obligations of approximately $11.7 million as of March 31, 2024, of which it expects to recognize as revenue 50% over the next 12 months and the remainder within 24 months. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The Company has applied the optional exemption for contracts that have an original expected duration of one year or less.
Note 3 – Income Taxes
For the three months ended March 31, 2024 and March 31, 2023, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to the impact of permanent differences on the Company's forecasted loss before income taxes, causing the tax rate to be highly sensitive whereby minor changes in the forecasted amounts generate significant variability in the estimated annual effective tax rate, thus distorting the customary relationship between income tax expense and pre-tax income in interim periods.
The Company’s effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was (0.1)% and (983.8)%, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% primarily due to U.S. corporate state income taxation and the effect of foreign operations, which reflects the impact of higher income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign and US operations, the unfavorable impact of providing for unrecognized tax benefits, the unfavorable impact of capitalized research and experimental costs under Internal Revenue Code ("IRC") §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion, the non-deductibility of China SAFE restricted stock units ("RSUs"), and the unfavorable impact of excess tax deficiencies on stock-based compensation. The change in the effective tax rate for the three months ended March 31, 2024, as compared to the prior period, and the negative effective tax rate for the three months ended March 31, 2024 and March 31, 2023, is a result of the aforementioned unique net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Note 4 – Loss Per Share
The components of basic and diluted loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss - Basic and diluted	$(30,882)	$(8,107)
Denominator:
Weighted average shares outstanding – Basic and diluted	322,638,110	316,451,601
Basic and diluted loss per common share	$(0.10)	$(0.03)
The following potentially dilutive securities were excluded from the computation of diluted loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Employee stock options, RSUs and performance stock units ("PSUs")	15,642,763	20,285,106

Note 5 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$5,599	$10,530
Selling, general and administrative expenses	5,020	7,149
Total stock-based compensation expense	$10,619	$17,679
Stock Options
The following is a summary of performance and time vesting stock option activity for the three months ended March 31, 2024 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2023	18,595,731	$3.76
Granted	—	—
Forfeited	(19,504)	6.24
Exercised	(389,247)	2.40
Cancelled	—	—
Expired	—	—
Balance at March 31, 2024	18,186,980	$3.76	$2,978	4.2

Exercisable at March 31, 2024	17,900,258	$3.66	$2,978	4.2
As of March 31, 2024, total compensation cost related to time vesting options not yet recognized was $2.3 million, which will be recognized over a weighted-average period of 0.9 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan (the "2017 Plan") and the applicable award agreements.

Restricted Stock Units
The following is a summary of RSU activity for the three months ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	13,336,829	$7.96
Granted	15,000	2.47
Forfeited	(495,884)	9.35
Vested (1)	(41,378)	9.78
Unvested balance at March 31, 2024	12,814,567	$7.89
(1)Includes 11,082 shares that were net settled when released and returned to the share pool for future grants.
As of March 31, 2024, total compensation cost related to RSUs not yet recognized was $85.4 million, which will be recognized over a weighted-average period of 2.5 years.
Performance Stock Units
The following is a summary of PSU activity for the three months ended March 31, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	88,132	$20.11
Granted (1)	1,469,106	2.41
Adjustment for PSUs expected to vest as of current period end	(715,720)	2.35
Forfeited	(10,357)	20.11
Vested	—	—
Unvested balance at March 31, 2024	831,161	$4.12
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of March 31, 2024, total compensation cost related to PSUs not yet recognized was $6.7 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 2.1 years.
Note 6 – Credit Agreements
Our subsidiaries are party to an amended and restated credit agreement, dated May 18, 2023 (as amended, the “Credit Agreement”), among Thoughtworks, Inc., Turing Acquisition LLC and Turing Midco LLC, Turing Topco LLC (“Holdings”), Credit Suisse AG, Cayman Islands Branch, as administrative agent, the lenders party thereto and the other parties from time-to-time party thereto, which provides for a senior secured term loan (the "Term Loan") of $715.0 million and a senior secured revolving credit facility (the "Revolver") of $300.0 million.
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
The following table presents the Company's outstanding debt and borrowing capacity (in thousands, except percentages):

	March 31, 2024	December 31, 2023
Availability under Revolver (due March 26, 2026)	$300,000	$300,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$291,514	$293,185
Interest rate	7.9%	8.0%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	March 31, 2024	December 31, 2023
Long-term debt, less current portion	$286,400	$288,188
Capitalized deferred financing fees	(2,036)	(2,153)
Long-term debt	284,364	286,035
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$291,514	$293,185
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of March 31, 2024 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $294.0 million as of December 31, 2023.
Note 7 – Accrued Expenses and Other Current Liabilities
The following is a summary of the Company’s accrued expenses and other current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Value-added tax and sales tax payable	$3,665	$4,821
Income taxes payable	2,458	5,106
Restructuring	2,991	3,503
Other accrued expenses	13,109	13,830
Accrued expenses and other current liabilities	$22,223	$27,260

Note 8 – Restructuring Actions
On August 8, 2023, the Company announced that its Board of Directors approved and committed to a structural reorganization (the "Reorganization") on August 7, 2023 that will (i) move its operational functions from a geographic to a centralized model, (ii) create a new organizational home for the majority of its client facing workforce, our Digital Engineering Center, and (iii) evolve its regional market structure. The majority of the actions were taken in the third quarter of 2023.
As the Company has been implementing the Reorganization, additional opportunities have been identified to drive further cost savings. On May 1, 2024, the Company’s Board of Directors approved an increase to its restructuring plan to capture additional savings of $25 million to $30 million, for a total restructuring program savings of $100 million to $115 million. We still expect the restructuring program to be completed by the end of the third quarter of 2024.
Thoughtworks expects to incur additional pre-tax cash charges of approximately $6.5 million to $8.0 million, for total expected pre-tax charges of approximately $26.5 million to $33.0 million (the “Updated Total Charges”). The Updated Total Charges include $22.5 million to $27.5 million in wage-related expenses, such as employee severance and related benefits, and $4.0 million to $5.5 million in non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees.
The total costs related to the Reorganization are reported in restructuring in the condensed consolidated statements of loss and comprehensive loss. The table below summarizes restructuring costs incurred (in thousands):

	Three Months Ended March 31, 2024	Total Costs Incurred to Date at March 31, 2024
Wage-related expenses	$1,031	$18,275
Non-wage related expenses	1,084	2,784
Total restructuring costs	$2,115	$21,059
The liability as of March 31, 2024 is reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheet. The table below summarizes the activities related to the restructuring for the three months ended March 31, 2024 (in thousands):

	Wage-related expenses	Non-wage related expenses	Total
Liability as of December 31, 2023	$3,134	$369	$3,503
Charges	1,031	1,084	2,115
Payments	(1,875)	(753)	(2,628)
Non-cash items (1)	—	1	1
Liability as of March 31, 2024	$2,290	$701	$2,991

(1) Non-wage related expenses includes charges related to reducing leased office space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2023 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” in our 2023 Annual Report and in this Quarterly Report on Form 10-Q and “Forward-Looking Statements” herein for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Quarterly results reflected herein are not necessarily indicative of our operating results for a full year or any future period.
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 10,760 Thoughtworkers strong across 47 offices in 19 countries. Over the last 30+ years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
Our revenues are generated from providing professional services based on the mix and locations of delivery professionals involved, the pricing structure, which is predominantly time-and-materials, and the type of services, including: enterprise modernization, platforms & cloud; customer experience, product & design; data & artificial intelligence; DAMO™ managed services; and digital transformation & operations.
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Revenues	$248,593	$307,056
Revenue Growth Rate as reported (1)	(19.0)%	(4.3)%
Revenue Growth Rate at constant currency (1)	(18.7)%	(0.9)%
Net loss	$(30,882)	$(8,107)
Net loss margin	(12.4)%	(2.6)%
Adjusted Net (Loss) Income (2)	$(7,443)	$10,067
Adjusted EBITDA (3)	$6,776	$34,900
Adjusted EBITDA Margin (3)	2.7%	11.4%
(1)Revenue Growth Rate as reported is calculated by comparing to the prior year's corresponding period. Certain of our subsidiaries use functional currencies other than the U.S. dollar and the translation of these foreign currency amounts into the U.S. dollar can impact the comparability of our revenues between periods. Accordingly, we use Revenue Growth Rate at constant currency as an important indicator of our underlying performance. Revenue Growth Rate at constant currency is a Non-GAAP measure and is calculated by applying the average exchange rates in effect during the earlier comparative fiscal period to the later fiscal period.
(2)We use Adjusted Net (Loss) Income as an important indicator of our performance. See “—Non-GAAP Financial Measures” below for a definition of and reconciliation of Adjusted Net (Loss) Income to net loss, the most directly comparable GAAP measure, how we use this measure and an explanation of why we consider this non-GAAP measure to be helpful for investors.
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three months ended March 31, 2024, revenues decreased 19.0% compared to the three months ended March 31, 2023. The decrease in revenue was due to a more cautionary macroeconomic environment compared to the prior year, particularly in the IT services market, combined with incremental project start ups, shorter contract terms, client budget caution and lower headcount. The decrease was also attributable to lower bill rates driven by a larger percentage of work performed offshore. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three months ended March 31, 2023, we would have reported a decrease in revenues of 18.7%. The negative impact to revenues from foreign currencies for the three months ended March 31, 2024 was due to the appreciation of the U.S. dollar, relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net Loss, Net Loss Margin and Adjusted Net (Loss) Income
For the three months ended March 31, 2024, the $22.8 million increase in net loss as compared to the three months ended March 31, 2023 was driven by a $58.5 million decrease in revenue, as discussed above, and $11.6 million increase in net realized and unrealized foreign currency loss, partially offset by a decrease in payroll expense (excluding stock-based compensation) of $27.4 million resulting from a lower headcount, a $7.3 million decrease in income tax expense and a $7.1 million decrease in stock-based compensation expense. For the three months ended March 31, 2024, the 9.8 percentage point increase in net loss margin as compared to the three months ended March 31, 2023 was primarily due to the factors driving a decrease in revenue, as discussed above, paired with payroll expense (excluding stock-based compensation) and net realized and unrealized foreign currency loss, as a percentage of revenues.
For the three months ended March 31, 2024, the decrease in Adjusted Net (Loss) Income as compared to the three months ended March 31, 2023 of $17.5 million, or 173.9%, was primarily due to a decrease in revenue of $58.5 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $27.3 million, income tax expense of $7.4 million and professional fees of $3.8 million.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended March 31, 2024, the decrease in Adjusted EBITDA as compared to the three months ended March 31, 2023 of $28.1 million, or 80.6%, was driven by a $58.5 million decrease in revenue, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $27.3 million resulting from a lower headcount and professional fees of $3.8 million.
For the three months ended March 31, 2024, the decrease in Adjusted EBITDA Margin as compared to the three months ended March 31, 2023 was primarily due to a decrease in revenue, as discussed above, paired with payroll expense (excluding stock-based compensation), as a percentage of revenues.

Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Revenues	$248,593	$307,056
Operating expenses:
Cost of revenues (1)	178,813	209,522
Selling, general and administrative expenses (1)	76,230	86,340
Depreciation and amortization	5,635	5,542
Restructuring	2,115	—
(Loss) income from operations	(14,200)	5,652
Other (expense) income:
Interest expense	(6,586)	(6,862)
Net realized and unrealized foreign currency (loss) gain	(10,408)	1,185
Other income (expense), net	349	(723)
Total other expense	(16,645)	(6,400)
Loss before income taxes	(30,845)	(748)
Income tax expense	37	7,359
Net loss	$(30,882)	$(8,107)
Effective tax rate	(0.1)%	NM
NM - not meaningful.
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$5,599	$10,530
Selling, general and administrative expenses	5,020	7,149
Total stock-based compensation expense	$10,619	$17,679
Summary Comparison of the Three Months Ended March 31, 2024 with the Three Months Ended March 31, 2023
Revenues
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

The following table presents our number of clients, number of clients generating greater than $10 million in revenues and net dollar retention rate:

	Trailing twelve months ended
	March 31, 2024	March 31, 2023
Number of clients (1)	501	442
Number of clients generating greater than $10 million in revenues	27	39
Net dollar retention rate (2)	86%	106%
(1)We define clients as those with spend in excess of $25,000 within the preceding twelve months.
(2)The net dollar retention rate is calculated by dividing (a) the current period revenue from existing clients by (b) the prior comparative period revenue from the same existing clients. We utilize the net dollar retention rate to measure revenue growth from our clients. Net dollar retention rate provides visibility into the risks associated with our revenues and expected growth, and it measures our ability to continually offer and deliver innovative services to our clients. We use this metric to appropriately manage resources and client retention and growth, such as account management and capability development of our account leadership teams. The decrease was due to the revenue drivers as discussed above.
The following table presents the percentage of revenues from new and existing clients:

	Three Months Ended March 31,		Trailing twelve months ended March 31,
	2024	2023	2024	2023
Existing clients (1)	98.0%	97.2%	95.3%	89.2%
New clients	2.0%	2.8%	4.7%	10.8%
(1)For the three months ended March 31, 2024 and 2023, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the trailing twelve months ended March 31, 2024 and 2023, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months.
During the three months ended March 31, 2024, we contracted with 49 new logos with a higher number of new logo additions within the energy, public and health services, technology and business services, and financial services and insurance industry verticals.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
Technology and business services	$65,369	26.3%	$74,133	24.1%
Energy, public and health services	63,022	25.3%	84,039	27.4%
Retail and consumer	38,931	15.7%	47,912	15.6%
Financial services and insurance	39,155	15.8%	55,155	18.0%
Automotive, travel and transportation	42,116	16.9%	45,817	14.9%
Total revenues	$248,593	100.0%	$307,056	100.0%

The following table presents the percentage change in our revenues by industry vertical (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Technology and business services	$65,369	$74,133	(11.8)%
Energy, public and health services	63,022	84,039	(25.0)%
Retail and consumer	38,931	47,912	(18.7)%
Financial services and insurance	39,155	55,155	(29.0)%
Automotive, travel and transportation	42,116	45,817	(8.1)%
Total revenues	$248,593	$307,056	(19.0)%
Revenues by Customer Location
Our revenues are sourced from four geographic markets: North America, Asia-Pacific region ("APAC"), Europe and Latin America ("LATAM"). We present and discuss our revenues by the geographic location where the revenues are under client contract; however, the delivery of those client contracts could be supported by offshore delivery locations.
During the first quarter of 2024, in connection with the restructuring, the Company updated the disaggregation of revenue by customer location to reflect the geographical market based on contracting location, consistent with client ownership within our geographical markets, versus billing location, as previously reported. All corresponding disclosures and historical amounts, including revenue by country noted below, have been recast to reflect the change.
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
North America	$88,800	35.7%	$115,060	37.5%
APAC	86,713	34.9%	97,484	31.7%
Europe	62,212	25.0%	78,784	25.7%
LATAM	10,868	4.4%	15,728	5.1%
Total revenues	$248,593	100.0%	$307,056	100.0%
The following table presents the percentage change in our revenues by customer location (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
North America (1)	$88,800	$115,060	(22.8)%
APAC (2)	86,713	97,484	(11.0)%
Europe (3)	62,212	78,784	(21.0)%
LATAM (4)	10,868	15,728	(30.9)%
Total revenues	$248,593	$307,056	(19.0)%
(1)The United States contributed revenues of $81.3 million, compared to $105.7 million for the same period in 2023. The largest revenue contribution in North America came from the energy, public and health services and technology and business services industry verticals.

(2)The top revenue contributing country was Australia with revenues of $30.1 million, compared to $32.5 million for the same period in 2023. The largest revenue contribution in APAC came from the financial services and insurance and technology and business services industry verticals.
(3)The top revenue contributing country was Germany with revenues of $32.3 million, compared to $35.7 million for the same period in 2023. The largest revenue contribution in Europe came from the automotive, travel and transportation industry vertical.
(4)The top revenue contributing country was Brazil. The largest revenue contribution in LATAM came from the retail and consumer industry vertical.
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
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
Top five clients	$44,338	17.8%	$52,590	17.1%
Top ten clients	$71,526	28.8%	$82,558	26.9%
Top fifty clients	$168,793	67.9%	$206,577	67.3%
People Metrics

Number of employees		Average revenue per employee (1)				Trailing Twelve Months Voluntary Attrition
As of		Three Months Ended		Annualized as of		As of
March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
10,760	11,840	$23,000	$25,000	$92,000	$100,000	12.4%	13.1%
(1)We define average revenue per employee as total revenues for the period divided by the average number of employees in such period.
The decrease in average revenue per employee compared to the three months ended March 31, 2023 was driven by the negative impact to revenues from client budget caution and onshore/offshore mix. We believe our low voluntary attrition reflects our ability to retain our employees due to our unique, cultivating culture, our focus on career development, our intensive training programs and our interesting work opportunities.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.2 billion and $1.5 billion for the trailing twelve months ended March 31, 2024 and 2023, respectively. The 20.0% decrease is primarily a result of reduced client budgets reflecting caution around the macroeconomic environment and smaller contract sizes which reflect a shift to offshore services, where bill rates are lower compared to onshore work, and, in certain cases, discounts or pricing adjustments.
Cost of Revenues

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Cost of revenues	$178,813	$209,522	$(30,709)	(14.7)%
During the three months ended March 31, 2024, cost of revenues (including stock-based compensation) decreased (14.7)% compared to the three months ended March 31, 2023. The decrease was primarily driven by a decrease in payroll expense (excluding stock-based compensation) of $22.9 million, resulting from a lower headcount, and a decrease in stock-based compensation expense of $4.9 million.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Gross profit	$69,780	$97,534	$(27,754)	(28.5)%
Gross margin	28.1%	31.8%
Our gross margin decreased by 3.7 percentage points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to payroll expense (excluding stock-based compensation) partially offset by stock-based compensation expense, as a percentage of revenues.
SG&A Expenses and SG&A Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
SG&A expenses	$76,230	$86,340	$(10,110)	(11.7)%
SG&A margin	30.7%	28.1%
For the three months ended March 31, 2024, SG&A expenses decreased 11.7% compared to the three months ended March 31, 2023. The decrease was primarily due to decreases in payroll expense (excluding stock-based compensation) of $4.4 million, stock-based compensation expense of $2.1 million and professional fees of $1.8 million. The increase in SG&A margin for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by payroll expense (excluding stock-based compensation), as a percentage of revenues.
Depreciation and Amortization

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Depreciation and amortization	$5,635	$5,542	$93	1.7%

There was a non-material change in depreciation and amortization for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Restructuring

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Restructuring	$2,115	$—	$2,115	NM
NM - not meaningful
Restructuring includes non-wage related expenses of $1.1 million, including costs related to reducing leased office space, vendor contract cancellations, professional fees and other reorganization costs and wage-related expenses of $1.0 million, such as employee severance and related benefits, of which relates to operations.
Loss (Income) from Operations and Loss (Income) from Operations Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Loss (income) from operations	$(14,200)	$5,652	$(19,852)	(351.2)%
Loss (income) from operations margin	(5.7)%	1.8%
The increase in loss from operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by a decrease in revenue of $58.5 million; partially offset by decreases in payroll expense (excluding stock-based compensation) of $27.4 million, stock-based compensation expense of $7.1 million and professional fees of $4.0 million. The increase in loss from operations margin was driven by payroll expense (excluding stock-based compensation), as a percentage of revenues.
Interest Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Interest expense	$6,586	$6,862	$(276)	(4.0)%
Interest expense is primarily related to our Term Loan and Revolver. There was a non-material change in interest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Income Tax Expense and Effective Tax Rate

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Income tax expense	$37	$7,359	$(7,322)	(99.5)%
Effective tax rate	(0.1)%	NM

See Note 3, Income Taxes, for additional discussion around forecasting uncertainties related to our income tax rate.
Income tax expense decreased by $7.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the change in loss before income taxes.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign and US operations, the unfavorable impact of providing for unrecognized tax benefits, the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion, the non-deductibility of China SAFE RSUs, and the unfavorable impact of excess tax deficiencies on stock-based compensation. The change in the effective tax rate for the three months ended March 31, 2024 as compared to the prior period, and the negative effective tax rate for all periods presented, is a result of the aforementioned net unfavorable items, when compared to the pre-tax loss.
Foreign Currency Exchange Gains and Losses
See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report as well as “Item 1A. Risk Factors—Risks Related to Our Global Operations—Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates" as included in our 2023 Annual Report.
Non-GAAP Financial Measures
We define Adjusted Net (Loss) Income as net loss adjusted for unrealized loss (gain) on foreign currency exchange, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan, restructuring costs and income tax effects of adjustments.
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
We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net (Loss) Income as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for supplemental period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•Our management uses Adjusted Net (Loss) Income to assess our overall performance, without regard to items that are considered to be unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations, net of the income tax effect of the adjustments;
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
•Our management uses Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider these measures in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:
•Although depreciation and amortization expense is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;
•Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (ii) accruals or tax payments that may represent a reduction in cash available to us;
•Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin do not reflect transaction costs related to acquisitions; and
•The expenses and other items that we exclude in our calculations of Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from similarly-titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
Because of these limitations, Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other financial performance measures presented in accordance with GAAP.
The following tables present a reconciliation of Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Net loss	$(30,882)	$(8,107)
Unrealized foreign exchange loss (gain)	10,202	(948)
Stock-based compensation	10,619	17,679
Amortization of acquisition-related intangibles	3,657	3,591
Acquisition costs (a)	909	1,706
Certain professional fees (b)	—	225
Employer payroll related expense on employee equity incentive plan (c)	221	242
Restructuring (d)	2,115	—
Income tax effects of adjustments (e)	(4,284)	(4,321)
Adjusted Net (Loss) Income	$(7,443)	$10,067

	Three Months Ended March 31,
	2024	2023
Net loss	$(30,882)	$(8,107)
Income tax expense	37	7,359
Interest expense	6,586	6,862
Other (income) expense, net (f)	(186)	793
Unrealized foreign exchange loss (gain)	10,202	(948)
Stock-based compensation	10,619	17,679
Depreciation and amortization	7,155	9,089
Acquisition costs (a)	909	1,706
Certain professional fees (b)	—	225
Employer payroll related expense on employee equity incentive plan (c)	221	242
Restructuring (d)	2,115	—
Adjusted EBITDA	$6,776	$34,900
Net loss margin	(12.4)%	(2.6)%
Adjusted EBITDA Margin	2.7%	11.4%
(a)Adjusts for certain professional fees and retention wage expenses related to certain acquisitions.
(b)Adjusts for certain one-time professional fees.
(c)Adjusts for employer payroll related expense on employee equity incentive plan as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these expenses may vary in any particular period independent of the financial and operating performance of our business.
(d)Adjusts for restructuring costs which include wage-related expenses, such as employee severance and related benefits, and non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations, professional fees, and other reorganization costs.
(e)Adjusts for the income tax effects of the foregoing adjusted items, determined under the discrete method consistent with our non-GAAP measures of profitability.
(f)Q1 2024 and Q1 2023 exclude a $0.2 million gain and $0.1 million gain, respectively, which were included within other income (expense), net in the condensed consolidated statements of loss and comprehensive loss, related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$72,554	$100,305
Availability under Revolver	300,000	300,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	291,514	293,185
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented in Note 6, Credit Agreements.
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
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $72.6 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 12, Credit Agreements, in the notes to our consolidated financial statements included in the 2023 Annual Report for a discussion of our Term Loan and Revolver as well as Note 6, Credit Agreements, with respect to this Quarterly Report. As of March 31, 2024, we had $293.6 million outstanding, gross of deferred financing fees, under our Term Loan with an interest rate of 7.9% and no borrowings outstanding under the Revolver.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of March 31, 2024, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(15,750)	$33,047
Investing activities	(4,136)	(17,555)
Financing activities	(4,784)	(102,041)
Effect of exchange rate changes on cash and cash equivalents	(2,783)	1,548
Net decrease in cash and cash equivalents	$(27,453)	$(85,001)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2024 was $15.8 million comprised of net loss of $30.9 million, adjusted for non-cash items including $10.6 million of stock-based compensation expense, $10.2 million unrealized foreign currency exchange loss and $7.2 million of depreciation and amortization. Cash used in operating activities during the three months ended March 31, 2024 was further benefited by the change in trade receivables of $33.7 million offset by the change in unbilled receivables of $20.7 million and the change in accrued expenses and other liabilities of $22.3 million driven by decreases in accrued compensation and deferred revenue.
Net cash provided by operating activities during the three months ended March 31, 2023 was $33.0 million comprised of net loss of $8.1 million, adjusted for non-cash items including $17.7 million of stock-based compensation expense and $9.1 million of depreciation and amortization. Cash provided by operating activities during the three months ended March 31, 2023 was further benefited by the change in trade receivables of $56.7 million, partially offset by the change in unbilled receivables of $23.2 million and the change in accrued expenses and other liabilities of $16.9 million driven by a decrease in accrued compensation.
Cash provided by operating activities can be significantly impacted by the timing of cash receipts from customers and payments to vendors as well as vendor payment terms.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 was $4.1 million driven primarily by the purchase of property and equipment.
Net cash used in investing activities during the three months ended March 31, 2023 was $17.6 million driven primarily by the acquisition of Itoc in the first quarter of 2023.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $4.8 million driven primarily by the payment of withholding taxes of $4.1 million related to net share settlement of equity awards.
Net cash used in financing activities during the three months ended March 31, 2023 was $102.0 million driven primarily by the repayment of long-term debt of $101.8 million.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Refer to Note 8, Leases, of the notes to our consolidated financial statements included in Part II, Item 8 of the 2023 Annual Report for additional information related to our lease commitments.
There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2024 from the contractual obligations and commitments disclosed in the 2023 Annual Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 Annual Report.
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
There were no material changes to the information on market risk disclosure from our 2023 Annual Report.
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

Item 1A. Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the 2023 Annual Report in Part I, Item 1A. “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since those set forth in the 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the first quarter of 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

Our directors and executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s insider trading policy. During the three months ended March 31, 2024, none of our directors or executive officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date: May 7, 2024

THOUGHTWORKS HOLDING, INC.

By:	/s/ Guo Xiao
Guo Xiao
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)