Form 10-Q
period 2024-06-30
Thoughtworks Holding, Inc.
filed 2024-08-06
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2024, there were 323,160,161 shares of the registrant's common stock outstanding.

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
Important risk factors that could cause actual results to differ materially from our expectations include:
•our previously announced acquisition by an affiliate of funds advised by Apax Partners LLP (“Apax” and such funds, the “Apax Funds”), including the likelihood of the satisfaction of the conditions to the completion of the transaction, and whether and when the transaction will be consummated;
•the risk of unanticipated costs, liabilities or delays relating to the proposed transaction with Apax Funds;
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
•if we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected;
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
•Apax Funds advised by Apax control us, and such control may give rise to actual or perceived conflicts of interests;
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
•a significant portion of our total outstanding shares may be sold into the market, which could cause the market price of common stock to drop; and
•other factors disclosed in the subsection entitled “Risk Factor Summary" and the section entitled "Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the "2023 Annual Report") and the section entitled "Risk Factors" in this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,740	$100,305
Trade receivables, net of allowance of $9,890 and $9,550, respectively	143,849	167,942
Unbilled receivables	133,350	115,150
Prepaid expenses	15,772	19,692
Other current assets	25,906	25,269
Total current assets	366,617	428,358
Property and equipment, net	26,455	26,046
Right-of-use assets	35,274	41,771
Intangibles and other assets:
Goodwill	418,057	424,565
Trademark	273,000	273,000
Other intangible assets, net	107,576	114,186
Other non-current assets	20,121	19,310
Total assets	$1,247,100	$1,327,236
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,114	$2,767
Long-term debt, current	7,150	7,150
Accrued compensation	80,913	88,712
Deferred revenue	12,714	18,090
Accrued expenses and other current liabilities	24,140	27,260
Lease liabilities, current	13,595	15,301
Total current liabilities	141,626	159,280
Lease liabilities, non-current	24,915	29,791
Long-term debt, less current portion	282,694	286,035
Deferred tax liabilities	44,269	54,907
Other long-term liabilities	24,262	24,093
Total liabilities	517,766	554,106
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 373,578,081 and 372,876,082 issued, 323,109,543 and 322,407,385 outstanding at June 30, 2024 and December 31, 2023, respectively	374	373
Treasury stock, 50,468,538 and 50,468,697 shares at June 30, 2024 and December 31, 2023, respectively	(622,987)	(622,988)
Additional paid-in capital	1,648,567	1,627,491
Accumulated other comprehensive loss	(35,666)	(38,166)
Retained deficit	(260,954)	(193,580)
Total stockholders' equity	729,334	773,130
Total liabilities and stockholders' equity	$1,247,100	$1,327,236
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$251,671	$287,215	$500,264	$594,271
Operating expenses:
Cost of revenues	181,444	196,338	360,257	405,860
Selling, general and administrative expenses	79,816	86,626	156,046	172,966
Depreciation and amortization	5,662	5,874	11,297	11,416
Restructuring	7,212	—	9,327	—
Total operating expenses	274,134	288,838	536,927	590,242
(Loss) income from operations	(22,463)	(1,623)	(36,663)	4,029
Other (expense) income:
Interest expense	(6,637)	(6,150)	(13,223)	(13,012)
Net realized and unrealized foreign currency (loss) gain	(5,905)	(30)	(16,313)	1,155
Other income (expense), net	144	135	493	(588)
Total other expense	(12,398)	(6,045)	(29,043)	(12,445)
Loss before income taxes	(34,861)	(7,668)	(65,706)	(8,416)
Income tax expense	1,629	4,604	1,666	11,963
Net loss	$(36,490)	$(12,272)	$(67,372)	$(20,379)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2,864	(651)	2,500	(409)
Comprehensive loss	$(33,626)	$(12,923)	$(64,872)	$(20,788)

Net loss per common share:
Basic loss per common share	$(0.11)	$(0.04)	$(0.21)	$(0.06)
Diluted loss per common share	$(0.11)	$(0.04)	$(0.21)	$(0.06)

Weighted average shares outstanding:
Basic	323,000,992	317,341,907	322,819,551	316,899,214
Diluted	323,000,992	317,341,907	322,819,551	316,899,214
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive income	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857
Net loss	—	—	—	—	—	—	(12,272)	(12,272)
Other comprehensive loss, net of tax	—	—	—	—	—	(651)	—	(651)
Issuance of common stock for equity incentive awards, net of withholding taxes	756,478	1	—	—	1,187	—	—	1,188
Reissuance of treasury shares for equity incentive awards	7,082	—	(7,082)	88	(88)	—	—	—
Stock-based compensation expense	—	—	—	—	17,606	—	—	17,606
Balance as of June 30, 2023	317,647,945	$368	50,605,103	$(624,687)	$1,601,559	$(39,619)	$(143,893)	$793,728

Balance as of December 31, 2023	322,407,385	$373	50,468,697	$(622,988)	$1,627,491	$(38,166)	$(193,580)	$773,130
Net loss	—	—	—	—	—	—	(30,882)	(30,882)
Other comprehensive loss	—	—	—	—	—	(364)	—	(364)
Issuance of common stock for equity incentive awards, net of withholding taxes	419,384	—	—	—	855	—	—	855
Reissuance of treasury shares for equity incentive awards	159	—	(159)	1	(1)	—	(2)	(2)
Stock-based compensation expense	—	—	—	—	10,619	—	—	10,619
Balance as of March 31, 2024	322,826,928	$373	50,468,538	$(622,987)	$1,638,964	$(38,530)	$(224,464)	$753,356
Net loss	—	—	—	—	—	—	(36,490)	(36,490)
Other comprehensive income, net of tax	—	—	—	—	—	2,864	—	2,864
Issuance of common stock for equity incentive awards, net of withholding taxes	282,615	1	—	—	265	—	—	266
Stock-based compensation expense	—	—	—	—	9,338	—	—	9,338
Balance as of June 30, 2024	323,109,543	$374	50,468,538	$(622,987)	$1,648,567	$(35,666)	$(260,954)	$729,334
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,372)	$(20,379)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	14,377	18,220
Bad debt expense	2,237	2,596
Deferred income tax benefit	(9,943)	(12,033)
Stock-based compensation expense	19,957	35,285
Unrealized foreign currency exchange loss/(gain)	15,505	(735)
Non-cash lease expense on right-of-use assets	7,883	9,312
Other operating activities, net	534	2,018
Changes in operating assets and liabilities:
Trade receivables	18,236	47,332
Unbilled receivables	(20,746)	(15,276)
Prepaid expenses and other assets	1,808	2,727
Lease liabilities	(7,453)	(9,495)
Accounts payable	113	(813)
Accrued expenses and other liabilities	(9,087)	(28,516)
Net cash (used in) provided by operating activities	(33,951)	30,243
Cash flows from investing activities:
Purchase of property and equipment	(7,713)	(3,681)
Proceeds from disposal of fixed assets	191	221
Acquisitions, net of cash acquired	(1,399)	(15,989)
Net cash used in investing activities	(8,921)	(19,449)
Cash flows from financing activities:
Payments of obligations of long-term debt	(3,575)	(103,575)
Payments of debt issuance costs	—	(99)
Proceeds from issuance of common stock on exercise of options	1,272	3,816
Withholding taxes paid related to net share settlement of equity awards	(4,162)	(3,261)
Payment of contingent consideration	—	(13,996)
Other financing activities, net	—	80
Net cash used in financing activities	(6,465)	(117,035)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,924)	178
Net decrease in cash, cash equivalents and restricted cash	(52,261)	(106,063)
Cash, cash equivalents and restricted cash at beginning of the period	101,660	195,564
Cash, cash equivalents and restricted cash at end of the period	$49,399	$89,501

Supplemental disclosure of cash flow information:
Interest paid	$12,208	$12,544
Income taxes paid	$9,375	$31,929

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$47,740	$88,151
Restricted cash included in other non-current assets	1,659	1,350
Total cash, cash equivalents and restricted cash	$49,399	$89,501

The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Summary of Significant Accounting Policies
Thoughtworks Holding, Inc. (together with its subsidiaries, the “Company”) develops, implements, and services complex enterprise application software, and provides business technology consulting. The Company conducts business in 19 countries. Thoughtworks Holding, Inc. is the ultimate parent holding company of Thoughtworks, Inc. among other subsidiaries.
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
Preparation of Financial Statements and Use of Estimates
The preparation of these condensed consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for credit losses, valuation and impairment of goodwill and indefinite-lived intangible assets and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on current expectations and historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates, and such differences may be material to the condensed consolidated financial statements in the future. Operating results for interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
As a result of changes in the business, the Company re-evaluated the estimated useful lives of its long-lived assets and determined the estimated useful life for computer equipment should be updated from three years to four years, effective January 1, 2024. The change in estimate is accounted for prospectively and resulted in an immaterial decrease to depreciation and amortization expense for the three and six months ended June 30, 2024. Further, we expect an immaterial decrease to depreciation and amortization expense related to the change in estimated useful life for the full year.
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
Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Six Months Ended June 30, 2024
Allowance for credit losses, beginning balance	$(9,550)
Current period provision	(2,237)
Write-offs charged against allowance	1,602
Recoveries of amounts previously written off	—
Changes due to exchange rates	295
Allowance for credit losses, ending balance	$(9,890)
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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended June 30, 2024 and 2023 was 67.8% and 65.6%, respectively, and 67.6% and 65.6% for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024 and December 31, 2023, 70.1% and 74.8%, respectively, of trade receivables and unbilled receivables was due from customers located outside the United States. At June 30, 2024 and December 31, 2023, the Company had net property and equipment of $18.6 million and $18.7 million, respectively, outside the United States.
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

During the first quarter of 2024, in connection with the Reorganization (as defined below), the Company updated the disaggregation of revenue by customer location to reflect the geographical market based on contracting location, consistent with client ownership within our geographical markets, versus billing location, as previously reported. All corresponding disclosures and historical amounts, including revenue by country noted below, have been recast to reflect the change.
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America (1)	$88,255	$107,570	$177,055	$222,630
APAC (2)	89,095	98,680	175,808	196,164
Europe (3)	63,054	65,763	125,266	144,547
LATAM	11,267	15,202	22,135	30,930
Total revenues	$251,671	$287,215	$500,264	$594,271
(1)For the three months ended June 30, 2024 and 2023, the United States represented 32.2%, or $81.0 million, and 34.4%, or $98.9 million, respectively, of the Company’s total revenues. For the six months ended June 30, 2024 and 2023, the United States represented 32.4%, or $162.3 million, and 34.4%, or $204.6 million, of the Company’s total revenues, respectively. Canadian operations were determined to be immaterial given revenue as a percentage of total North America revenues was less than 10% for the three and six months ended June 30, 2024 and 2023.
(2)For the three months ended June 30, 2024 and 2023, Australia represented 12.5%, or $31.4 million, and 11.1%, or $31.8 million, respectively, of the Company's total revenues. For the six months ended June 30, 2024 and 2023, Australia represented 12.3%, or $61.4 million, and 10.8%, or $64.3 million, respectively, of the Company's total revenues.
(3)For the three months ended June 30, 2024 and 2023, Germany represented 13.2%, or $33.3 million, and 11.5%, or $33.1 million, respectively, of the Company's total revenues. For the six months ended June 30, 2024 and 2023, Germany represented 13.1%, or $65.6 million, and 11.6%, or $68.7 million, respectively, of the Company's total revenues.
Other foreign countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three and six months ended June 30, 2024 and 2023.
The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Technology and business services	$64,120	$69,695	$129,489	$143,828
Energy, public and health services	63,530	75,313	126,552	159,352
Retail and consumer	42,687	44,485	81,618	92,397
Financial services and insurance	36,928	52,778	76,083	107,933
Automotive, travel and transportation	44,406	44,944	86,522	90,761
Total revenues	$251,671	$287,215	$500,264	$594,271

The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Time-and-materials	$177,021	$235,119	$354,808	$492,369
Fixed-price	74,650	52,096	145,456	101,902
Total revenues	$251,671	$287,215	$500,264	$594,271
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of June 30, 2024	As of December 31, 2023
Contract assets included in unbilled receivables	$34,790	$29,981
Contract liabilities included in deferred revenue	$12,714	$18,090
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
Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended June 30, 2024 and 2023, the Company recognized $2.6 million and $0.8 million, respectively, of revenues that were included in contract liabilities at the beginning of the period. For the six months ended June 30, 2024 and 2023, the Company recognized $14.1 million and $4.3 million, respectively, of revenues that were included in contract liabilities at the prior year end.
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

The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,306	$1,391	$876	$1,588
Costs to obtain contracts capitalized	421	281	1,054	349
Amortization of capitalized costs	(202)	(859)	(400)	(1,127)
Changes due to exchange rates	(2)	12	(7)	15
Balance at end of period	$1,523	$825	$1,523	$825
Transaction Price Allocated to Remaining Performance Obligations
The Company had remaining performance obligations of approximately $10.4 million as of June 30, 2024. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The Company has applied the optional exemption for contracts that have an original expected duration of one year or less. We expect to recognize our remaining performance obligations as of June 30, 2024 as revenue over the next 12 to 24 months.
Note 3 – Income Taxes
For the three and six months ended June 30, 2024 and June 30, 2023, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to the impact of permanent differences on the Company's forecasted loss before income taxes, causing the tax rate to be highly sensitive whereby minor changes in the forecasted amounts generate significant variability in the estimated annual effective tax rate, thus distorting the customary relationship between income tax expense and pre-tax income in interim periods.
The Company’s effective tax rate for the three months ended June 30, 2024 and June 30, 2023 was (4.7)% and (60.0)%, respectively, and (2.5)% and (142.1)% for the six months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% primarily due to U.S. corporate state income taxation and the effect of foreign operations, which reflects the impact of higher income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign and US operations, the unfavorable impact of providing for unrecognized tax benefits, the unfavorable impact of capitalized research and experimental costs under Internal Revenue Code ("IRC") §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion, the non-deductibility of China SAFE restricted stock units ("RSUs"), and the unfavorable impact of excess tax deficiencies on stock-based compensation. The change in the effective tax rate for the three and six months ended June 30, 2024, as compared to the prior periods, and the negative effective tax rate for the three and six months ended June 30, 2024 and June 30, 2023, is a result of the aforementioned net unfavorable items when compared to the pre-tax loss recorded for the respective periods.

Note 4 – Loss Per Share
The components of basic and diluted loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss - Basic and diluted	$(36,490)	$(12,272)	$(67,372)	$(20,379)
Denominator:
Weighted average shares outstanding – Basic and diluted	323,000,992	317,341,907	322,819,551	316,899,214
Basic and diluted loss per common share	$(0.11)	$(0.04)	$(0.21)	$(0.06)
The following potentially dilutive securities were excluded from the computation of diluted loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock options, RSUs and performance stock units ("PSUs")	18,647,797	17,170,149	19,910,533	19,018,901
Note 5 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$5,073	$10,696	$10,672	$21,226
Selling, general and administrative expenses (1)	4,265	6,910	9,285	14,059
Total stock-based compensation expense	$9,338	$17,606	$19,957	$35,285
(1)The three and six months ended June 30, 2024 include a net reversal of $0.6 million related to the CEO transition.

Stock Options
The following is a summary of performance and time vesting stock option activity for the six months ended June 30, 2024 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2023	18,595,731	$3.76
Granted	—	—
Forfeited	(66,203)	7.88
Exercised	(537,005)	2.37
Cancelled	—	—
Expired	—	—
Balance at June 30, 2024	17,992,523	$3.79	$7,242	4.0

Exercisable at June 30, 2024	17,790,548	$3.69	$7,242	3.9
As of June 30, 2024, total compensation cost related to time vesting options not yet recognized was $1.6 million, which will be recognized over a weighted-average period of 0.8 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan (the "2017 Plan") and the applicable award agreements.
Restricted Stock Units
The following is a summary of RSU activity for the six months ended June 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	13,336,829	$7.96
Granted	586,520	2.74
Forfeited	(916,364)	8.81
Vested (1)	(248,486)	9.74
Unvested balance at June 30, 2024	12,758,499	$7.35
(1)Includes 41,308 shares that were net settled when released and returned to the share pool for future grants.
As of June 30, 2024, total compensation cost related to RSUs not yet recognized was $71.9 million, which will be recognized over a weighted-average period of 2.3 years.

Performance Stock Units
The following is a summary of PSU activity for the six months ended June 30, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	88,132	$20.11
Granted (1)	1,469,106	2.41
Adjustment for PSUs expected to vest as of current period end	(1,469,106)	2.37
Forfeited	(10,357)	20.11
Vested	—	—
Unvested balance at June 30, 2024	77,775	$15.79
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of June 30, 2024, total compensation cost related to PSUs not yet recognized was $3.8 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 1.8 years.
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

The following table presents the Company's outstanding debt and borrowing capacity (in thousands, except percentages):

	June 30, 2024	December 31, 2023
Availability under Revolver (due March 26, 2026)	$300,000	$300,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$289,844	$293,185
Interest rate	8.1%	8.0%
(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	June 30, 2024	December 31, 2023
Long-term debt, less current portion	$284,613	$288,188
Capitalized deferred financing fees	(1,919)	(2,153)
Long-term debt	282,694	286,035
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$289,844	$293,185
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of June 30, 2024 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $294.0 million as of December 31, 2023.
Note 7 – Restructuring Actions
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
As the Company has been implementing the Reorganization, additional opportunities have been identified to drive further cost savings. On May 1, 2024, the Company’s Board of Directors approved an increase to its Reorganization plan to capture additional savings of $25 million to $30 million, with expected additional pre-tax cash charges of $6.5 million to $8.0 million.
On August 2, 2024, the Company’s Board of Directors approved a second increase to its Reorganization plan to capture additional savings of $85 million to $95 million, for a total Reorganization savings of $185 million to $210 million. Thoughtworks expects to incur additional pre-tax cash charges of approximately $30.0 million to $35.0 million, for total expected pre-tax charges of approximately $56.5 million to $68.0 million (the “Updated 2024 Total Charges”). The Updated 2024 Total Charges include $51.0 million to $59.0 million in wage-related expenses, such as employee severance and related benefits, and $5.5 million to $9.0 million in non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees. We now expect the Reorganization to be completed by October 31, 2024.

The total costs related to the Reorganization are reported in restructuring in the condensed consolidated statements of loss and comprehensive loss. The table below summarizes restructuring costs incurred (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Total Costs Incurred to Date at June 30, 2024
Wage-related expenses	$6,208	$7,239	$24,483
Non-wage related expenses	1,004	2,088	3,788
Total restructuring costs	$7,212	$9,327	$28,271
The liability as of June 30, 2024 is reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheet. The table below summarizes the activities related to the Reorganization for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Wage-related expenses	Non-wage related expenses	Total	Wage-related expenses	Non-wage related expenses	Total
Liability at beginning of period	$2,290	$701	$2,991	$3,134	$369	$3,503
Charges	6,208	1,004	7,212	7,239	2,088	9,327
Payments	(6,728)	(1,233)	(7,961)	(8,603)	(1,986)	(10,589)
Non-cash items (1)	—	—	—	—	1	1
Liability at end of period	$1,770	$472	$2,242	$1,770	$472	$2,242

(1) Non-wage related expenses includes charges related to reducing leased office space.
Note 8 – Subsequent Events
On August 5, 2024, the Company announced that it had entered into a definitive merger agreement pursuant to which an affiliate of funds advised by Apax Partners LLP (“Apax” and such funds, the “Apax Funds”) will purchase all of the outstanding shares of Thoughtworks common stock that they do not already own, for $4.40 per share. The transaction is expected to close in the fourth calendar quarter of 2024, subject to the satisfaction of customary closing conditions. The transaction has been approved by an affiliate of the Apax Funds, in its capacity as the majority stockholder of Thoughtworks, and no other stockholder approval is required.

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
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 10,761 Thoughtworkers strong across 48 offices in 19 countries. Over the last 30+ years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
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
Recent Developments
On August 5, 2024, we announced that we had entered into a definitive merger agreement pursuant to which an affiliate of funds advised by Apax Partners LLP (“Apax” and such funds, the “Apax Funds”) will purchase all of the outstanding shares of Thoughtworks common stock that they do not already own, for $4.40 per share. The transaction is expected to close in the fourth calendar quarter of 2024, subject to the satisfaction of customary closing conditions. The transaction has been approved by an affiliate of the Apax Funds, in its capacity as the majority stockholder of Thoughtworks, and no other stockholder approval is required.
If the transaction is consummated, the shares of our common stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended.

Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$251,671	$287,215	$500,264	$594,271
Revenue Growth Rate as reported (1)	(12.4)%	(13.5)%	(15.8)%	(9.0)%
Revenue Growth Rate at constant currency (1)	(11.3)%	(12.5)%	(15.2)%	(6.9)%
Net loss	$(36,490)	$(12,272)	$(67,372)	$(20,379)
Net loss margin	(14.5)%	(4.3)%	(13.5)%	(3.4)%
Adjusted Net (Loss) Income (2)	$(8,510)	$10,105	$(15,953)	$20,172
Adjusted EBITDA (3)	$5,719	$29,300	$12,495	$64,200
Adjusted EBITDA Margin (3)	2.3%	10.2%	2.5%	10.8%
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three and six months ended June 30, 2024, revenues decreased 12.4% and 15.8%, respectively. The decrease in revenue was due to a more cautionary macroeconomic environment compared to the prior year, particularly in the IT services market, combined with incremental project start ups, shorter contract terms, client budget caution and lower headcount. The decrease was also attributable to lower bill rates driven by a larger percentage of work performed offshore. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three and six months ended June 30, 2023, we would have reported a decrease in revenues of 11.3% and 15.2%, respectively. The negative impact to revenues from foreign currencies for the three and six months ended June 30, 2024 was due to the appreciation of the U.S. dollar, relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Net Loss, Net Loss Margin and Adjusted Net (Loss) Income
For the three months ended June 30, 2024, the $24.2 million increase in net loss as compared to the three months ended June 30, 2023 was driven by a $35.5 million decrease in revenue, as discussed above, an increase in restructuring expense of $7.2 million and a $5.9 million increase in net realized and unrealized foreign currency loss, partially offset by a decrease in payroll expense (excluding stock-based compensation) of $11.3 million resulting from a lower headcount, a $7.6 million decrease in stock-based compensation expense (excluding the net reversal of $0.6 million related to the CEO transition) and a $3.0 million decrease in income tax expense. For the three months ended June 30, 2024, the 10.2 percentage point increase in net loss margin as compared to the three months ended June 30, 2023 was primarily due to the factors driving a decrease in revenue, as discussed above, paired with payroll expense (excluding stock-based compensation), restructuring expense and net realized and unrealized foreign currency loss, partially offset by stock-based compensation, as a percentage of revenues.
For the six months ended June 30, 2024, the $47.0 million increase in net loss as compared to the six months ended June 30, 2023 was driven by a $94.0 million decrease in revenue, as discussed above, a $17.5 million increase in net realized and unrealized foreign currency loss and an increase in restructuring expense of $9.3 million, partially offset by a decrease in payroll expense (excluding stock-based compensation) of $38.7 million resulting from a lower headcount, a $14.7 million decrease in stock-based compensation expense (excluding the net reversal of $0.6 million related to the CEO transition), a $10.3 million decrease in income tax expense, a $4.1 million decrease in professional fees and a $3.8 million decrease in depreciation and amortization expense (the majority of which is related to depreciation included in cost of revenues). For the six months ended June 30, 2024, the 10.1 percentage point increase in net loss margin as compared to the six months ended June 30, 2023 was primarily due to the factors driving a decrease in revenue, as discussed above, paired with payroll expense (excluding stock-based compensation), net realized and unrealized foreign currency loss and restructuring expense, partially offset by stock-based compensation, as a percentage of revenues.
For more information, see “—Results of Operations.” We consider net loss margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the three months ended June 30, 2024, the decrease in Adjusted Net Income as compared to the three months ended June 30, 2023 of $18.6 million, or 184.2%, was primarily due to a decrease in revenue of $35.5 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $11.1 million, income tax expense (adjusted to exclude the income tax effect of adjustments) of $3.5 million and depreciation and amortization expense of $2.0 million (the majority of which is related to depreciation included in cost of revenues).
For the six months ended June 30, 2024, the decrease in Adjusted Net Income as compared to the six months ended June 30, 2023 of $36.1 million, or 179.1%, was primarily due to a decrease in revenue of $94.0 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $38.5 million, income tax expense (adjusted to exclude the income tax effect of adjustments) of $10.9 million, professional fees of $4.6 million and depreciation and amortization expense of $4.0 million (the majority of which is related to depreciation included in cost of revenues).
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended June 30, 2024, the decrease in Adjusted EBITDA as compared to the three months ended June 30, 2023 of $23.6 million, or 80.5%, was driven by a $35.5 million decrease in revenue, as discussed above, partially offset by a decrease in payroll expense (excluding stock-based compensation) of $11.1 million resulting from a lower headcount.
For the six months ended June 30, 2024, the decrease in Adjusted EBITDA as compared to the six months ended June 30, 2023 of $51.7 million, or 80.5%, was driven by a $94.0 million decrease in revenue, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $38.5 million resulting from a lower headcount and professional fees of $4.6 million.
For the three and six months ended June 30, 2024, the decrease in Adjusted EBITDA Margin as compared to the three and six months ended June 30, 2023 was primarily due to a decrease in revenue, as discussed above, paired with payroll expense (excluding stock-based compensation), as a percentage of revenues.

Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$251,671	$287,215	$500,264	$594,271
Operating expenses:
Cost of revenues (1)	181,444	196,338	360,257	405,860
Selling, general and administrative expenses (1)	79,816	86,626	156,046	172,966
Depreciation and amortization	5,662	5,874	11,297	11,416
Restructuring	7,212	—	9,327	—
(Loss) income from operations	(22,463)	(1,623)	(36,663)	4,029
Other (expense) income:
Interest expense	(6,637)	(6,150)	(13,223)	(13,012)
Net realized and unrealized foreign currency (loss) gain	(5,905)	(30)	(16,313)	1,155
Other income (expense), net	144	135	493	(588)
Total other expense	(12,398)	(6,045)	(29,043)	(12,445)
Loss before income taxes	(34,861)	(7,668)	(65,706)	(8,416)
Income tax expense	1,629	4,604	1,666	11,963
Net loss	$(36,490)	$(12,272)	$(67,372)	$(20,379)
Effective tax rate	(4.7)%	(60.0)%	(2.5)%	(142.1)%
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$5,073	$10,696	$10,672	$21,226
Selling, general and administrative expenses (1)	4,265	6,910	9,285	14,059
Total stock-based compensation expense	$9,338	$17,606	$19,957	$35,285
(1)The three and six months ended June 30, 2024 include a net reversal of $0.6 million related to the CEO transition.
Summary Comparison of the Three and Six Months Ended June 30, 2024 with the Three and Six Months Ended June 30, 2023
Revenues
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

The following table presents our number of clients, number of clients generating greater than $10 million in revenues and net dollar retention rate:

	Trailing twelve months ended
	June 30, 2024	June 30, 2023
Number of clients (1)	502	452
Number of clients generating greater than $10 million in revenues	27	35
Net dollar retention rate (2)	85%	100%
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
The following table presents the percentage of revenues from new and existing clients:

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Existing clients (1)	93.6%	94.2%	95.9%	95.8%	93.5%	91.8%
New clients	6.4%	5.8%	4.1%	4.2%	6.5%	8.2%
(1)For the three months ended June 30, 2024 and 2023, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the trailing twelve months ended June 30, 2024 and 2023, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months.
During the three and six months ended June 30, 2024, we contracted with 41 and 90, respectively, new logos with a higher number of new logo additions within the technology and business services and energy, public and health services industry verticals.
Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Technology and business services	$64,120	25.5%	$69,695	24.3%	$129,489	25.9%	$143,828	24.2%
Energy, public and health services	63,530	25.2%	75,313	26.2%	126,552	25.3%	159,352	26.8%
Retail and consumer	42,687	17.0%	44,485	15.5%	81,618	16.3%	92,397	15.5%
Financial services and insurance	36,928	14.7%	52,778	18.4%	76,083	15.2%	107,933	18.2%
Automotive, travel and transportation	44,406	17.6%	44,944	15.6%	86,522	17.3%	90,761	15.3%
Total revenues	$251,671	100.0%	$287,215	100.0%	$500,264	100.0%	$594,271	100.0%

The following table presents the percentage change in our revenues by industry vertical (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Technology and business services	$64,120	$69,695	(8.0)%	$129,489	$143,828	(10.0)%
Energy, public and health services	63,530	75,313	(15.6)%	126,552	159,352	(20.6)%
Retail and consumer	42,687	44,485	(4.0)%	81,618	92,397	(11.7)%
Financial services and insurance	36,928	52,778	(30.0)%	76,083	107,933	(29.5)%
Automotive, travel and transportation	44,406	44,944	(1.2)%	86,522	90,761	(4.7)%
Total revenues	$251,671	$287,215	(12.4)%	$500,264	$594,271	(15.8)%
Revenues by Customer Location
Our revenues are sourced from four geographic markets: North America, Asia-Pacific region ("APAC"), Europe and Latin America ("LATAM"). We present and discuss our revenues by the geographic location where the revenues are under client contract; however, the delivery of those client contracts could be supported by offshore delivery locations.
During the first quarter of 2024, in connection with the Reorganization (as defined below), the Company updated the disaggregation of revenue by customer location to reflect the geographical market based on contracting location, consistent with client ownership within our geographical markets, versus billing location, as previously reported. All corresponding disclosures and historical amounts, including revenue by country noted below, have been recast to reflect the change.
The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
North America	$88,255	35.1%	$107,570	37.4%	$177,055	35.4%	$222,630	37.5%
APAC	89,095	35.4%	98,680	34.4%	175,808	35.2%	196,164	33.0%
Europe	63,054	25.0%	65,763	22.9%	125,266	25.0%	144,547	24.3%
LATAM	11,267	4.5%	15,202	5.3%	22,135	4.4%	30,930	5.2%
Total revenues	$251,671	100.0%	$287,215	100.0%	$500,264	100.0%	$594,271	100.0%

The following table presents the percentage change in our revenues by customer location (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
North America (1)	$88,255	$107,570	(18.0)%	$177,055	$222,630	(20.5)%
APAC (2)	89,095	98,680	(9.7)%	175,808	196,164	(10.4)%
Europe (3)	63,054	65,763	(4.1)%	125,266	144,547	(13.3)%
LATAM (4)	11,267	15,202	(25.9)%	22,135	30,930	(28.4)%
Total revenues	$251,671	$287,215	(12.4)%	$500,264	$594,271	(15.8)%
(1)For the three and six months ended June 30, 2024, the United States contributed revenues of $81.0 million and $162.3 million, respectively, compared to $98.9 million and $204.6 million, respectively, for the same respective periods in 2023. The largest revenue contribution in North America came from the energy, public and health services industry vertical.
(2)For the three and six months ended June 30, 2024, the top revenue contributing country was Australia with revenues of $31.4 million and $61.4 million, respectively, compared to $31.8 million and $64.3 million, respectively, for the same respective periods in 2023. The largest revenue contribution in APAC came from the financial services and insurance and technology and business services industry verticals.
(3)For the three and six months ended June 30, 2024, the top revenue contributing country was Germany with revenues of $33.3 million and $65.6 million, respectively, compared to $33.1 million and $68.7 million, respectively, for the same respective periods in 2023. The largest revenue contribution in Europe came from the automotive, travel and transportation industry vertical.
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
The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Top five clients	$43,590	17.3%	$52,089	18.1%	$86,897	17.4%	$101,284	17.0%
Top ten clients	$69,736	27.7%	$79,072	27.5%	$139,085	27.8%	$159,920	26.9%
Top fifty clients	$169,280	67.3%	$192,702	67.1%	$336,145	67.2%	$397,738	66.9%

People Metrics

Number of employees		Average revenue per employee (1)				Trailing Twelve Months Voluntary Attrition
As of		Six Months Ended		Annualized as of		As of
June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
10,761	11,574	$46,000	$50,000	$92,000	$100,000	13.0%	12.6%
(1)We define average revenue per employee as total revenues for the period divided by the average number of employees in such period.
The decrease in average revenue per employee compared to the six months ended June 30, 2023 was driven by the negative impact to revenues from client budget caution and onshore/offshore mix. We believe our low voluntary attrition reflects our ability to retain our employees due to our unique, cultivating culture, our focus on career development, our intensive training programs and our interesting work opportunities.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.2 billion and $1.5 billion for the trailing twelve months ended June 30, 2024 and 2023, respectively. The 20.0% decrease is primarily a result of reduced client budgets reflecting caution around the macroeconomic environment and smaller contract sizes which reflect a shift to offshore services, where bill rates are lower compared to onshore work, and, in certain cases, discounts or pricing adjustments.
Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Cost of revenues	$181,444	$196,338	$(14,894)	(7.6)%	$360,257	$405,860	$(45,603)	(11.2)%
During the three and six months ended June 30, 2024, cost of revenues (including stock-based compensation) decreased (7.6)% and (11.2)%, respectively, compared to the three and six months ended June 30, 2023. The decrease for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven by a decrease in payroll expense (excluding stock-based compensation) of $8.3 million, a decrease in stock-based compensation expense of $5.6 million and a decrease in depreciation and amortization expense of $1.7 million. The decrease for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by a decrease in payroll expense (excluding stock-based compensation) of $31.2 million, a decrease in stock-based compensation expense $10.6 million and a decrease in depreciation and amortization expense of $3.7 million.
Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Gross profit	$70,227	$90,877	$(20,650)	(22.7)%	$140,007	$188,411	$(48,404)	(25.7)%
Gross margin	27.9%	31.6%			28.0%	31.7%
Our gross margin decreased by 3.7 percentage points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and 3.7 percentage points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to payroll expense (excluding stock-based compensation) partially offset by stock-based compensation expense, as a percentage of revenues.
SG&A Expenses and SG&A Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
SG&A expenses	$79,816	$86,626	$(6,810)	(7.9)%	$156,046	$172,966	$(16,920)	(9.8)%
SG&A margin	31.7%	30.2%			31.2%	29.1%
For the three months ended June 30, 2024, SG&A expenses decreased 7.9% compared to the three months ended June 30, 2023. The decrease was primarily due to decreases in payroll expense (excluding stock-based compensation) of $3.0 million, stock-based compensation expense of $2.0 million (excluding the net reversal of $0.6 million related to the CEO transition) and acquisition costs of $1.3 million, partially offset by CEO transition costs of $1.1 million (including a net reversal of $0.6 million of stock-based compensation expense related to the CEO transition). The increase in SG&A margin for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by payroll expense (excluding stock-based compensation), as a percentage of revenues.
For the six months ended June 30, 2024, SG&A expenses decreased 9.8% compared to the six months ended June 30, 2023. The decrease was driven by decreases in payroll expense (excluding stock-based compensation) of $7.5 million, stock-based compensation expense of $4.1 million (excluding the net reversal of $0.6 million related to the CEO transition), acquisition costs of $2.1 million and professional fees of $2.1 million. The increase in SG&A margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by payroll expense (excluding stock-based compensation), as a percentage of revenues.
Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Depreciation and amortization	$5,662	$5,874	$(212)	(3.6)%	$11,297	$11,416	$(119)	(1.0)%

There was a non-material change in depreciation and amortization for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively.
Restructuring

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Restructuring	$7,212	$—	$7,212	NM	$9,327	$—	$9,327	NM
NM - not meaningful
Restructuring includes non-wage related expenses of $1.0 million and $2.1 million and wage-related expenses of $6.2 million and $7.2 million for the three and six months ended June 30, 2024, respectively. Non-wage related expenses include costs related to reducing leased office space, vendor contract cancellations, professional fees and other reorganization costs. Wage-related expenses include employee severance and related benefits, of which relates to operations.
(Loss) Income from Operations and (Loss) Income from Operations Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
(Loss) income from operations	$(22,463)	$(1,623)	$(20,840)	NM	$(36,663)	$4,029	$(40,692)	NM
(Loss) income from operations margin	(8.9)%	(0.6)%			(7.3)%	0.7%
The increase in loss from operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by a decrease in revenue of $35.5 million and an increase in restructuring expense of $7.2 million; partially offset by decreases in payroll expense (excluding stock-based compensation) of $11.3 million, stock-based compensation expense of $7.6 million (excluding the net reversal of $0.6 million related to the CEO transition) and depreciation and amortization expense of $1.9 million (the majority of which is related to depreciation included in cost of revenues). The increase in loss from operations margin was driven by payroll expense (excluding stock-based compensation) and restructuring expense, partially offset by stock-based compensation expense, as a percentage of revenues.
The decrease in income from operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by a decrease in revenues of $94.0 million and an increase in restructuring expense of $9.3 million; partially offset by decreases in payroll expense (excluding stock-based compensation) of $38.7 million, stock-based compensation expense of $14.7 million (excluding the net reversal of $0.6 million related to the CEO transition), professional fees of $4.1 million and depreciation and amortization expense of $3.8 million (the majority of which is related to depreciation included in cost of revenues). The decrease in income from operations margin was driven by payroll expense (excluding stock-based compensation) and restructuring expense, partially offset by stock-based compensation expense, as a percentage of revenues.

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Interest expense	$6,637	$6,150	$487	7.9%	$13,223	$13,012	$211	1.6%
Interest expense is primarily related to our Term Loan and Revolver. There was a non-material change in interest expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.
Other Expense (Income), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Other expense (income), net	$(144)	$(135)	$(9)	6.7%	$(493)	$588	$(1,081)	(183.8)%
There was a non-material change in other expense (income), net for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change in other expense (income), net for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to the write-off of deferred financing fees related to the voluntary prepayment in 2023.
Income Tax Expense and Effective Tax Rate

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Income tax expense	$1,629	$4,604	$(2,975)	(64.6)%	$1,666	$11,963	$(10,297)	(86.1)%
Effective tax rate	(4.7)%	(60.0)%			(2.5)%	(142.1)%
See Note 3, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report for additional discussion around forecasting uncertainties related to our income tax rate.
Income tax expense decreased by $3.0 million and $10.3 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively, primarily due to the change in loss before income taxes.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign and US operations, the unfavorable impact of providing for unrecognized tax benefits, the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion, the non-deductibility of China SAFE RSUs, and the unfavorable impact of excess tax deficiencies on stock-based compensation. The change in the effective tax rate for the three and six months ended June 30, 2024 as compared to the prior respective periods in 2023 and the negative effective tax rate for all periods presented were a result of the aforementioned net unfavorable items, when compared to the pre-tax loss.

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
Non-GAAP Financial Measures
We define Adjusted Net (Loss) Income as net loss adjusted for unrealized loss (gain) on foreign currency exchange, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan, the change in fair value of contingent consideration, restructuring costs, CEO transition costs and income tax effects of adjustments.
We define Adjusted EBITDA as net loss adjusted to exclude income tax expense; interest expense; other (income) expense, net, excluding a gain related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables; unrealized loss (gain) on foreign currency exchange; stock-based compensation expense; depreciation and amortization expense; acquisition costs; certain professional fees that are considered unrelated to our ongoing revenue-generating operations; employer payroll related expense on employee equity incentive plan; restructuring costs; and CEO transition costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
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
The following tables present a reconciliation of Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(36,490)	$(12,272)	$(67,372)	$(20,379)
Unrealized foreign exchange loss (gain)	5,303	213	15,505	(735)
Stock-based compensation (a)	9,987	17,606	20,606	35,285
Amortization of acquisition-related intangibles	3,782	3,669	7,439	7,260
Acquisition costs (b)	800	2,100	1,709	3,806
Certain professional fees (c)	2,303	1,525	2,303	1,750
Employer payroll related expense on employee equity incentive plan (d)	43	249	264	491
Change in fair value of contingent consideration (e)	—	129	—	129
Restructuring (f)	7,212	—	9,327	—
CEO transition costs (g)	1,102	—	1,102	—
Income tax effects of adjustments (h)	(2,552)	(3,114)	(6,836)	(7,435)
Adjusted Net (Loss) Income	$(8,510)	$10,105	$(15,953)	$20,172

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(36,490)	$(12,272)	$(67,372)	$(20,379)
Income tax expense	1,629	4,604	1,666	11,963
Interest expense	6,637	6,150	13,223	13,012
Other (income) expense, net (i)	(29)	(6)	(215)	787
Unrealized foreign exchange loss (gain)	5,303	213	15,505	(735)
Stock-based compensation (a)	9,987	17,606	20,606	35,285
Depreciation and amortization	7,222	9,131	14,377	18,220
Acquisition costs (b)	800	2,100	1,709	3,806
Certain professional fees (c)	2,303	1,525	2,303	1,750
Employer payroll related expense on employee equity incentive plan (d)	43	249	264	491
Restructuring (f)	7,212	—	9,327	—
CEO transition costs (g)	1,102	—	1,102	—
Adjusted EBITDA	$5,719	$29,300	$12,495	$64,200
Net loss margin	(14.5)%	(4.3)%	(13.5)%	(3.4)%
Adjusted EBITDA Margin	2.3%	10.2%	2.5%	10.8%
(a)The three and six months ended June 30, 2024 exclude a net reversal of $0.6 million related to the CEO transition which is included in the CEO transition costs line.
(b)Adjusts for certain professional fees and retention wage expenses related to certain acquisitions.
(c)Adjusts for certain one-time professional fees.
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
(g)Adjusts for CEO transition costs which includes $1.0 million of severance, $0.5 million target bonus and $0.2 million salary paid during the transition period, partially offset by a $0.6 million net reversal of stock compensation expense.
(h)Adjusts for the income tax effects of the foregoing adjusted items, determined under the discrete method consistent with our non-GAAP measures of profitability.
(i)Excludes a gain which was included within other income (expense), net in the condensed consolidated statements of loss and comprehensive loss related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables.
Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$47,740	$100,305
Availability under Revolver	300,000	300,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	289,844	293,185

(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented in Note 6, Credit Agreements.
Our cash generated from operations has been our primary source of liquidity to fund operations and investments. Our capital investments focus on our technology solutions, corporate infrastructure and strategic acquisitions to further expand into new business sectors and/or expand sales in existing sectors. The Company generates sufficient cash flows for working capital and expects to do so for the foreseeable future.
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $47.7 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 12, Credit Agreements, in the notes to our consolidated financial statements included in the 2023 Annual Report for a discussion of our Term Loan and Revolver as well as Note 6, Credit Agreements, to our condensed consolidated financial statements with respect to this Quarterly Report. As of June 30, 2024, we had $291.8 million outstanding, gross of deferred financing fees, under our Term Loan with an interest rate of 8.1% and no borrowings outstanding under the Revolver.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of June 30, 2024, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(33,951)	$30,243
Investing activities	(8,921)	(19,449)
Financing activities	(6,465)	(117,035)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,924)	178
Net decrease in cash, cash equivalents and restricted cash	$(52,261)	$(106,063)
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2024 was $34.0 million comprised of net loss of $67.4 million, adjusted for non-cash items including $20.0 million of stock-based compensation expense, $15.5 million unrealized foreign currency exchange loss and $14.4 million of depreciation and amortization. Cash used in operating activities during the six months ended June 30, 2024 was further benefited by the change in trade receivables of $18.2 million offset by the change in unbilled receivables of $20.7 million and the change in accrued expenses and other liabilities of $9.1 million driven by decreases in accrued compensation and deferred revenue.
Net cash provided by operating activities during the six months ended June 30, 2023 was $30.2 million comprised of net loss of $20.4 million, adjusted for non-cash items including $35.3 million of stock-based compensation expense and $18.2 million of depreciation and amortization. Cash provided by operating activities during the six months ended June 30, 2023 was further benefited by the change in trade receivables of $47.3 million, partially offset by the change in accrued expenses and other liabilities of $28.5 million, driven by a decrease in accrued compensation and the payment of tax installments, and the change in unbilled receivables of $15.3 million.
Cash provided by operating activities can be significantly impacted by the timing of cash receipts from customers and payments to vendors as well as vendor payment terms.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was $8.9 million driven primarily by the purchase of property and equipment and the acquisition of a technology asset.
Net cash used in investing activities during the six months ended June 30, 2023 was $19.4 million driven primarily by the acquisition of Itoc in the first quarter of 2023.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2024 was $6.5 million driven primarily by the payment of withholding taxes of $4.2 million related to net share settlement of equity awards and the repayment of long-term debt of $3.6 million.
Net cash used in financing activities during the six months ended June 30, 2023 was $117.0 million driven primarily by the repayment of long-term debt of $103.6 million and $14.0 million related to the contingent consideration payment.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Refer to Note 8, Leases, of the notes to our consolidated financial statements included in Part II, Item 8 of the 2023 Annual Report for additional information related to our lease commitments.
There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2024 from the contractual obligations and commitments disclosed in the 2023 Annual Report.
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
Other than the items disclosed below, there have been no other material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 Annual Report.
Stock-Based Compensation
The Company no longer considers stock-based compensation a critical accounting estimate as there is an immaterial amount of unvested awards related to grants prior to the initial public offering.
Goodwill
Goodwill represents the excess of the aggregate of the consideration transferred and the fair value of any non-controlling interest recognized, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination.
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

Item 1A. Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described above and in the 2023 Annual Report in Part I, Item 1A. “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company's risk factors since those set forth in the 2023 Annual Report, except as set forth below:
Risks Related to the Proposed Merger
On August 5, 2024, Thoughtworks Holding, Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tasmania Midco, LLC, a Delaware limited liability company (“Parent”), and Tasmania Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, Merger Sub will merge (the “Merger”) with and into the Company, with the Company surviving the Merger. Parent and Merger Sub are affiliates of Turing EquityCo II L.P. (the “Significant Company Stockholder”), the holder of a majority of the issued and outstanding shares of common stock, par value $0.001, of the Company and an affiliate of certain investment funds advised by Apax Partners LLP.
The description of the Merger Agreement in these Risk Factors is not and does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Merger Agreement, which is attached as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 5, 2024 and incorporated by reference herein.
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the trading price of our common stock.
The Merger is subject to the satisfaction of a number of conditions beyond our control, including customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:
•to the extent that the current trading price of our common stock reflects an assumption that the Merger will be completed, the trading price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;

•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed.
In addition, the efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.
There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.
If the proposed Merger is delayed or not completed, the trading price of our common stock may decline, including to the extent that the current trading price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various uncertainties while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and trading price of our common stock.
While the Merger Agreement is in effect, we are subject to certain interim covenants.
The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger. If there is any delay in the consummation of the Merger, these costs could increase significantly.
Other Risks
If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

Under U.S. generally accepted accounting principles, if Thoughtworks determines goodwill or intangible assets are impaired, we would be required to write down these assets to fair value. Any write-down would have a negative effect on the consolidated financial statements. We continue to monitor the impact of our stock price and financial forecasts on this evaluation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the second quarter of 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Our directors and executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s insider trading policy. During the three months ended June 30, 2024, none of our directors or executive officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit Number	Description
10.1+	Employment Agreement, dated as of May 2, 2024, by and between Thoughtworks, Inc. and Michael R. Sutcliff
10.2+	Transition and separation agreement, dated as of May 4, 2024, by and between Thoughtworks, Inc. and Xiao Guo
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
**	Exhibits furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2024

THOUGHTWORKS HOLDING, INC.

By:	/s/ Michael Sutcliff
Mike Sutcliff
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)