Form 10-Q
period 2024-09-30
Thoughtworks Holding, Inc.
filed 2024-11-12
CIK 1866550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2024, there were 324,726,782 shares of the registrant's common stock outstanding.

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
Important risk factors that could cause actual results to differ materially from our expectations include:
•our previously announced acquisition by affiliates of certain investment funds that are advised by Apax Partners LLP (“Apax” and such funds, the “Apax Funds”), including the likelihood of the satisfaction of the conditions to the completion of the transaction, and whether and when the transaction will be consummated;
•the risk of significant or unanticipated costs, liabilities or delays relating to the proposed transaction with Apax Funds and Merger-related integration costs;
•that the parties to the Merger Agreement may modify its terms and conditions;
•that the anticipated benefits of the Merger are not realized as a result of such things as the weakness of the economy and competitive factors in the technology consultancy industry;
•the Merger’s effect on the Company’s relationships with its customers and suppliers, whether or not the Merger is completed;
•the parties’ ability to successfully integrate operations in the Merger;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data and per share data)
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,956	$100,305
Trade receivables, net of allowance of $12,149 and $9,550, respectively	159,339	167,942
Unbilled receivables	121,129	115,150
Prepaid expenses	15,366	19,692
Other current assets	35,113	25,269
Total current assets	377,903	428,358
Property and equipment, net	26,432	26,046
Right-of-use assets	39,184	41,771
Intangibles and other assets:
Goodwill	426,476	424,565
Trademark	273,000	273,000
Other intangible assets, net	105,903	114,186
Other non-current assets	20,712	19,310
Total assets	$1,269,610	$1,327,236
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,127	$2,767
Long-term debt, current	7,150	7,150
Accrued compensation	84,196	88,712
Deferred revenue	10,328	18,090
Accrued expenses and other current liabilities	37,066	27,260
Lease liabilities, current	13,350	15,301
Total current liabilities	155,217	159,280
Lease liabilities, non-current	29,037	29,791
Long-term debt, less current portion	281,026	286,035
Deferred tax liabilities	44,048	54,907
Other long-term liabilities	25,439	24,093
Total liabilities	534,767	554,106
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 374,237,846 and 372,876,082 issued, 323,802,308 and 322,407,385 outstanding at September 30, 2024 and December 31, 2023, respectively	374	373
Treasury stock, 50,435,538 and 50,468,697 shares at September 30, 2024 and December 31, 2023, respectively	(622,576)	(622,988)
Additional paid-in capital	1,656,937	1,627,491
Accumulated other comprehensive loss	(32,548)	(38,166)
Retained deficit	(267,344)	(193,580)
Total stockholders' equity	734,843	773,130
Total liabilities and stockholders' equity	$1,269,610	$1,327,236
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$261,393	$280,159	$761,657	$874,430
Operating expenses:
Cost of revenues	169,456	185,985	529,713	591,845
Selling, general and administrative expenses	69,701	81,840	225,747	254,806
Depreciation and amortization	5,588	5,997	16,885	17,413
Restructuring	22,604	15,566	31,931	15,566
Total operating expenses	267,349	289,388	804,276	879,630
Loss from operations	(5,956)	(9,229)	(42,619)	(5,200)
Other (expense) income:
Interest expense	(7,059)	(6,649)	(20,282)	(19,661)
Net realized and unrealized foreign currency gain (loss)	11,062	(8,813)	(5,251)	(7,658)
Other (expense) income, net	59	43	552	(545)
Total other income (expense)	4,062	(15,419)	(24,981)	(27,864)
Loss before income taxes	(1,894)	(24,648)	(67,600)	(33,064)
Income tax expense	4,161	1,204	5,827	13,167
Net loss	$(6,055)	$(25,852)	$(73,427)	$(46,231)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	3,118	(3,820)	5,618	(4,229)
Comprehensive loss	$(2,937)	$(29,672)	$(67,809)	$(50,460)

Net loss per common share:
Basic loss per common share	$(0.02)	$(0.08)	$(0.23)	$(0.15)
Diluted loss per common share	$(0.02)	$(0.08)	$(0.23)	$(0.15)

Weighted average shares outstanding:
Basic	323,452,180	317,805,140	323,031,967	317,204,506
Diluted	323,452,180	317,805,140	323,031,967	317,204,506
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2022	315,681,987	$366	50,624,983	$(624,934)	$1,565,514	$(39,210)	$(123,514)	$778,222
Net loss	—	—	—	—	—	—	(8,107)	(8,107)
Other comprehensive income, net of tax	—	—	—	—	—	242	—	242
Issuance of common stock for equity incentive awards, net of withholding taxes	1,189,600	1	—	—	(180)	—	—	(179)
Reissuance of treasury shares for equity incentive awards	12,798	—	(12,798)	159	(159)	—	—	—
Stock-based compensation expense	—	—	—	—	17,679	—	—	17,679
Balance as of March 31, 2023	316,884,385	$367	50,612,185	$(624,775)	$1,582,854	$(38,968)	$(131,621)	$787,857
Net loss	—	—	—	—	—	—	(12,272)	(12,272)
Other comprehensive loss, net of tax	—	—	—	—	—	(651)	—	(651)
Issuance of common stock for equity incentive awards, net of withholding taxes	756,478	1	—	—	1,187	—	—	1,188
Reissuance of treasury shares for equity incentive awards	7,082	—	(7,082)	88	(88)	—	—	—
Stock-based compensation expense	—	—	—	—	17,606	—	—	17,606
Balance as of June 30, 2023	317,647,945	$368	50,605,103	$(624,687)	$1,601,559	$(39,619)	$(143,893)	$793,728
Net loss	—	—	—	—	—	—	(25,852)	(25,852)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,820)	—	(3,820)
Issuance of common stock for equity incentive awards, net of withholding taxes	425,880	1	—	—	1,052	—	—	1,053
Stock-based compensation expense	—	—	—	—	12,806	—	—	12,806
Balance as of September 30, 2023	318,073,825	$369	50,605,103	$(624,687)	$1,615,417	$(43,439)	$(169,745)	$777,915

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2023	322,407,385	$373	50,468,697	$(622,988)	$1,627,491	$(38,166)	$(193,580)	$773,130
Net loss	—	—	—	—	—	—	(30,882)	(30,882)
Other comprehensive loss, net of tax	—	—	—	—	—	(364)	—	(364)
Issuance of common stock for equity incentive awards, net of withholding taxes	419,384	—	—	—	855	—	—	855
Reissuance of treasury shares for equity incentive awards	159	—	(159)	1	(1)	—	(2)	(2)
Stock-based compensation expense	—	—	—	—	10,619	—	—	10,619
Balance as of March 31, 2024	322,826,928	$373	50,468,538	$(622,987)	$1,638,964	$(38,530)	$(224,464)	$753,356
Net loss	—	—	—	—	—	—	(36,490)	(36,490)
Other comprehensive income, net of tax	—	—	—	—	—	2,864	—	2,864
Issuance of common stock for equity incentive awards, net of withholding taxes	282,615	1	—	—	265	—	—	266
Stock-based compensation expense	—	—	—	—	9,338	—	—	9,338
Balance as of June 30, 2024	323,109,543	$374	50,468,538	$(622,987)	$1,648,567	$(35,666)	$(260,954)	$729,334
Net loss	—	—	—	—	—	—	(6,055)	(6,055)
Other comprehensive income, net of tax	—	—	—	—	—	3,118	—	3,118
Issuance of common stock for equity incentive awards, net of withholding taxes	659,765	—	—	—	1,877	—	—	1,877
Reissuance of treasury shares for equity incentive awards	33,000	—	(33,000)	411	(411)	—	(335)	(335)
Stock-based compensation expense	—	—	—	—	6,904	—	—	6,904
Balance as of September 30, 2024	323,802,308	$374	50,435,538	$(622,576)	$1,656,937	$(32,548)	$(267,344)	$734,843
The accompanying notes form an integral part of the condensed consolidated financial statements.

THOUGHTWORKS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(73,427)	$(46,231)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	21,508	27,367
Bad debt expense	4,167	4,145
Deferred income tax benefit	(12,972)	(21,759)
Stock-based compensation expense	26,861	48,091
Unrealized foreign currency exchange loss	4,814	9,488
Non-cash lease expense on right-of-use assets	11,616	13,935
Other operating activities, net	1,036	2,599
Changes in operating assets and liabilities:
Trade receivables	4,658	43,827
Unbilled receivables	(5,485)	(22,305)
Prepaid expenses	4,322	3,505
Other assets	(330)	2,546
Lease liabilities	(11,280)	(14,219)
Accounts payable	63	(1,183)
Accrued expenses and other liabilities	(7,440)	(13,208)
Net cash (used in) provided by operating activities	(31,889)	36,598
Cash flows from investing activities:
Purchase of property and equipment	(10,839)	(6,351)
Proceeds from disposal of fixed assets	527	327
Acquisitions, net of cash acquired	(1,399)	(15,989)
Net cash used in investing activities	(11,711)	(22,013)
Cash flows from financing activities:
Payments of obligations of long-term debt	(5,363)	(105,363)
Payments of debt issuance costs	—	(99)
Proceeds from issuance of common stock on exercise of options	2,818	4,880
Withholding taxes paid related to net share settlement of equity awards	(4,166)	(3,501)
Payment of contingent consideration	—	(13,996)
Other financing activities, net	(534)	71
Net cash used in financing activities	(7,245)	(118,008)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,149)	(3,395)
Net decrease in cash, cash equivalents and restricted cash	(52,994)	(106,818)
Cash, cash equivalents and restricted cash at beginning of the period	101,660	195,564
Cash, cash equivalents and restricted cash at end of the period	$48,666	$88,746

Supplemental disclosure of cash flow information:
Interest paid	$18,673	$18,669
Income taxes paid	$13,947	$38,590

Supplemental disclosure of non-cash activities:
ROU assets obtained in exchange for new operating lease liabilities	$8,740	$12,518

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,956	$87,405
Restricted cash included in other non-current assets	1,710	1,341
Total cash, cash equivalents and restricted cash	$48,666	$88,746

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
Proposed Merger
On August 5, 2024, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which affiliates of certain investment funds advised by Apax Partners LLP (“Apax” and such funds, the “Apax Funds”) will purchase all of the outstanding shares of Thoughtworks common stock that they do not already own (subject to certain limited exceptions), for $4.40 per share. To effectuate the transactions pursuant to the Merger Agreement, Tasmania Merger Sub, Inc., will merge (the “Merger”) with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of an investment entity controlled by the Apax Funds. The transaction is expected to close in the fourth calendar quarter of 2024, subject to the satisfaction of customary closing conditions. The transaction has been approved by an affiliate of the Apax Funds, in its capacity as the majority stockholder of Thoughtworks, and no other stockholder approval is required. If the transaction is consummated, the shares of our common stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended. Pursuant to the rules adopted by the SEC, the Company prepared and filed with the SEC on October 21, 2024, a Definitive Information Statement on Schedule 14C, containing more information about the Merger Agreement and the Merger.
Transaction costs for the three and nine months ended September 30, 2024 related to the Merger were $10.2 million and $11.5 million, respectively, of which $11.2 million is included in other current assets and $11.0 million is accrued within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
The Company will account for the Merger in accordance with ASC 805-50, Business Combinations — Related Issues — Transactions Between Entities Under Common Control. Upon closing, this will result in the Merger being accounted for as if the transaction had occurred at the beginning of the period, and the results of operations for that period will comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date forward. As the Apax Funds control the Company, controls the acquiring entity, and will continue to control the Company after the Merger, there will be no impact to the accounting basis (carrying value) of the Company’s assets and liabilities.
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
As a result of changes in the business, the Company re-evaluated the estimated useful lives of its long-lived assets and determined the estimated useful life for computer equipment should be updated from three years to four years, effective January 1, 2024. The change in estimate is accounted for prospectively and resulted in an immaterial decrease to depreciation and amortization expense for the three and nine months ended September 30, 2024. Further, we expect an immaterial decrease to depreciation and amortization expense related to the change in estimated useful life for the full year.
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
Activity related to the Company’s allowance for credit losses is as follows (in thousands):

Nine Months Ended September 30, 2024
Allowance for credit losses, beginning balance	$(9,550)
Current period provision	(4,167)
Write-offs charged against allowance	1,602
Recoveries of amounts previously written off	—
Changes due to exchange rates	(34)
Allowance for credit losses, ending balance	$(12,149)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. As part of the adoption of this ASU, the Company will apply the guidance in ASC 280 and identify significant segment expenses and other segment items for its single reportable segment. The Company is currently assessing the impact of this ASU on the consolidated financial statements and is evaluating certain significant segment expense categories, such as payroll expense, for possible disclosure.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company's operations outside of the United States for the three months ended September 30, 2024 and 2023 was 67.5% and 65.0%, respectively, and 67.5% and 65.4% for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 and December 31, 2023, 73.4% and 74.8%, respectively, of trade receivables and unbilled receivables was due from customers located outside the United States. At September 30, 2024 and December 31, 2023, the Company had net property and equipment of $18.4 million and $18.7 million, respectively, outside the United States.
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
Disaggregation of Revenues
The following table presents the disaggregation of the Company’s revenues by customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America (1)	$92,039	$105,241	$269,094	$327,871
APAC (2)	91,185	97,247	266,993	293,411
Europe (3)	66,149	63,228	191,415	207,775
LATAM	12,020	14,443	34,155	45,373
Total revenues	$261,393	$280,159	$761,657	$874,430
(1)For the three months ended September 30, 2024 and 2023, the United States represented 32.5%, or $84.9 million, and 35.0%, or $98.2 million, respectively, of the Company’s total revenues. For the nine months ended September 30, 2024 and 2023, the United States represented 32.5%, or $247.2 million, and 34.6%, or $302.8 million, of the Company’s total revenues, respectively. Canadian operations were determined to be immaterial given revenue as a percentage of total North America revenues was less than 10% for the three and nine months ended September 30, 2024 and 2023.
(2)For the three months ended September 30, 2024 and 2023, Australia represented 12.1%, or $31.6 million, and 10.7%, or $29.8 million, respectively, of the Company's total revenues. For the nine months ended September 30, 2024 and 2023, Australia represented 12.2%, or $93.0 million, and 10.8%, or $94.2 million, respectively, of the Company's total revenues.
(3)For the three months ended September 30, 2024 and 2023, Germany represented 13.0%, or $34.0 million, and 12.1%, or $34.0 million, respectively, of the Company's total revenues. For the nine months ended September 30, 2024 and 2023, Germany represented 13.1%, or $99.6 million, and 11.8%, or $102.8 million, respectively, of the Company's total revenues.
Other foreign countries were determined to be immaterial given the revenues as a percentage of the Company’s total revenues was less than 10% for the three and nine months ended September 30, 2024 and 2023.
The following table presents the disaggregation of the Company’s revenues by industry vertical (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Technology and business services	$67,203	$70,612	$196,692	$214,440
Energy, public and health services	67,059	71,662	193,611	231,014
Retail and consumer	44,663	44,663	126,281	137,060
Financial services and insurance	35,603	46,447	111,686	154,380
Automotive, travel and transportation	46,865	46,775	133,387	137,536
Total revenues	$261,393	$280,159	$761,657	$874,430
The following table presents the disaggregation of the Company’s revenues by contract type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time-and-materials	$182,292	$215,779	$537,100	$708,148
Fixed-price	79,101	64,380	224,557	166,282
Total revenues	$261,393	$280,159	$761,657	$874,430
Contract Balances
The following table is a summary of the Company’s contract assets and contract liabilities (in thousands):

	As of September 30, 2024	As of December 31, 2023
Contract assets included in unbilled receivables	$34,964	$29,981
Contract liabilities included in deferred revenue	$10,328	$18,090
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

Contract liabilities represent amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. For the three months ended September 30, 2024 and 2023, the Company recognized $2.3 million and nil, respectively, of revenues that were included in contract liabilities at the beginning of the period. For the nine months ended September 30, 2024 and 2023, the Company recognized $16.4 million and $4.3 million, respectively, of revenues that were included in contract liabilities at the prior year end.
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
The following table is a summary of the Company’s costs to obtain contracts and related amortization and impairment where the amortization period of the assets is greater than one year (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,523	$825	$876	$1,588
Costs to obtain contracts capitalized	837	177	1,891	526
Amortization of capitalized costs	(230)	(344)	(630)	(1,471)
Changes due to exchange rates	39	12	32	27
Balance at end of period	$2,169	$670	$2,169	$670
Transaction Price Allocated to Remaining Performance Obligations
The Company had remaining performance obligations of approximately $9.1 million as of September 30, 2024. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The Company has applied the optional exemption for contracts that have an original expected duration of one year or less. We expect to recognize our remaining performance obligations as of September 30, 2024 as revenue over the next 18 months.
Note 3 – Income Taxes
For the three and nine months ended September 30, 2024 and September 30, 2023, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, Income Taxes-Interim Reporting. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to the impact of permanent differences on the Company's forecasted loss before income taxes, causing the tax rate to be highly sensitive whereby minor changes in the forecasted amounts generate significant variability in the estimated annual effective tax rate, thus distorting the customary relationship between income tax expense and pre-tax income in interim periods.
The Company’s effective tax rate for the three months ended September 30, 2024 and September 30, 2023 was (219.7)% and (4.9)%, respectively, and (8.6)% and (39.8)% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rate in each period differed from the U.S. statutory rate of 21% primarily due to U.S. corporate state income taxation and the effect of foreign operations, which reflects the impact of higher income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign and US operations, the unfavorable impact of providing for and settling of unrecognized tax benefits, the unfavorable impact of capitalized research and experimental costs under Internal Revenue Code ("IRC") §174 increasing the Company's net global intangible low tax income ("GILTI") inclusion, the non-deductibility of China SAFE restricted stock units ("RSUs"), the unfavorable impact of excess tax deficiencies on stock-based compensation, offset by the favorable impact of IRC §41 research credits. The change in and the negative effective tax rate for the three and nine months ended September 30, 2024 and September 30, 2023, as compared to the prior periods, is a result of the aforementioned net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
Note 4 – Loss Per Share
The components of basic and diluted loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss - Basic and diluted	$(6,055)	$(25,852)	$(73,427)	$(46,231)
Denominator:
Weighted average shares outstanding – Basic and diluted	323,452,180	317,805,140	323,031,967	317,204,506
Basic and diluted loss per common share	$(0.02)	$(0.08)	$(0.23)	$(0.15)
The following potentially dilutive securities were excluded from the computation of diluted loss per share because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock options, RSUs and performance stock units ("PSUs")	15,804,739	21,208,550	14,271,746	17,485,508
Note 5 – Stock-Based Compensation
The following is a summary of the components of stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$3,719	$7,462	$14,391	$28,688
Selling, general and administrative expenses (1)	3,016	5,344	12,301	19,403
Restructuring	169	—	169	—
Total stock-based compensation expense	$6,904	$12,806	$26,861	$48,091

(1)The three and nine months ended September 30, 2024 include $0.2 million expense and a net reversal of $0.4 million, respectively, related to the CEO transition.
Stock Options
The following is a summary of performance and time vesting stock option activity for the nine months ended September 30, 2024 (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2023	18,595,731	$3.76
Granted	—	—
Forfeited	(203,265)	6.42
Exercised	(1,207,919)	2.33
Cancelled	—	—
Expired	—	—
Balance at September 30, 2024	17,184,547	$3.83	$27,613	3.6

Exercisable at September 30, 2024	17,073,099	$3.77	$27,613	3.5
As of September 30, 2024, total compensation cost related to time vesting options not yet recognized was $0.9 million, which will be recognized over a weighted-average period of 0.5 years. Unless otherwise prohibited by law in local jurisdictions, time vesting options will continue to vest according to the 2017 Stock Option Plan (the "2017 Plan") and the applicable award agreements.
Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	13,336,829	$7.96
Granted	586,520	2.74
Forfeited	(1,936,632)	8.74
Vested (1)	(270,982)	10.57
Unvested balance at September 30, 2024	11,715,735	$7.22
(1)Includes 41,953 shares that were net settled when released and returned to the share pool for future grants.
As of September 30, 2024, total compensation cost related to RSUs not yet recognized was $56.9 million, which will be recognized over a weighted-average period of 2.1 years.

Performance Stock Units
The following is a summary of PSU activity for the nine months ended September 30, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	88,132	$20.11
Granted (1)	1,469,106	2.41
Adjustment for PSUs expected to vest as of current period end	(982,074)	2.39
Forfeited	(95,872)	6.15
Vested	—	—
Unvested balance at September 30, 2024	479,292	$4.15
(1)Reflects shares granted at 100%.
For compensation expense purposes, the fair value of the non-market-based PSUs was determined using the closing stock price on the grant date and the fair value for the market-based PSUs was determined using a Monte-Carlo simulation.
As of September 30, 2024, total compensation cost related to PSUs not yet recognized was $2.9 million. The unamortized expense is anticipated to be recognized over a weighted-average period of 1.7 years.
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
The following table presents the Company's outstanding debt and borrowing capacity (in thousands, except percentages):

	September 30, 2024	December 31, 2023
Availability under Revolver (due March 26, 2026)	$300,000	$300,000
Borrowings under Revolver	$—	$—
Long-term debt (due March 24, 2028), including current portion (1)	$288,176	$293,185
Interest rate	7.7%	8.0%

(1)The balance includes deferred financing fees. A reconciliation of gross to net amounts is presented below.
The following table presents the carrying value of the Company’s credit facilities (including current maturities) (in thousands):

	September 30, 2024	December 31, 2023
Long-term debt, less current portion	$282,825	$288,188
Capitalized deferred financing fees	(1,799)	(2,153)
Long-term debt	281,026	286,035
Current portion of long-term debt	7,150	7,150
Total debt carrying value	$288,176	$293,185
The Company estimates the fair value of the Term Loan using current market yields. These current market yields are considered Level 2 inputs. The book value of the Company’s credit facilities is considered to approximate its fair value as of September 30, 2024 as the interest rates are considered in line with current market rates. The fair value of the Term Loan was $294.0 million as of December 31, 2023.
Note 7 – Accrued Expenses and Other Current Liabilities
The following is a summary of the Company’s accrued expenses and other current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Professional fees (1)	$16,984	$4,948
Value-added tax and sales tax payable	5,041	4,821
Income taxes payable	1,200	5,106
Restructuring	4,393	3,503
Other accrued expenses	9,448	8,882
Accrued expenses and other current liabilities	$37,066	$27,260
(1)The balance includes $11.0 million related to the proposed Merger.
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
As the Company had been implementing the Reorganization, additional opportunities were identified to drive further cost savings. On May 1, 2024, the Company’s Board of Directors approved an increase to its Reorganization plan to capture additional savings of $25 million to $30 million, with expected additional pre-tax cash charges of $6.5 million to $8.0 million.
On August 2, 2024, the Company’s Board of Directors approved a second increase to its Reorganization plan to capture additional savings of $85 million to $95 million, for a total Reorganization savings of $185 million to $210 million. Thoughtworks expects to incur additional pre-tax cash charges of approximately $30.0 million to $35.0 million, for total expected pre-tax charges of approximately $56.5 million to $68.0 million (the “Updated 2024 Total Charges”). The Updated 2024 Total Charges include $51.0 million to $59.0 million in wage-related expenses, such as employee severance and related benefits, and $5.5 million to $9.0 million in non-wage related expenses, including costs related to reducing leased office space, vendor contract cancellations and professional fees. The Reorganization was completed in October 2024 as expected. The Company expects to record an immaterial amount of expense in the fourth quarter of 2024 due to closing out the program and the finalization of certain restructuring expenses, in addition to expense incurred in October related to restructuring actions taken.

The total costs related to the Reorganization are reported in restructuring in the condensed consolidated statements of loss and comprehensive loss. The table below summarizes restructuring costs incurred (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Total Costs Incurred to Date at September 30, 2024
Wage-related expenses	$21,091	$28,330	$45,574
Non-wage related expenses	1,513	3,601	5,301
Total restructuring costs	$22,604	$31,931	$50,875
The liability as of September 30, 2024 is reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheet. The table below summarizes the activities related to the Reorganization for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Wage-related expenses	Non-wage related expenses	Total	Wage-related expenses	Non-wage related expenses	Total
Liability at beginning of period	$1,770	$472	$2,242	$3,134	$369	$3,503
Charges	21,091	1,513	22,604	28,330	3,601	31,931
Payments	(19,071)	(1,354)	(20,425)	(27,674)	(3,340)	(31,014)
Non-cash items (1)	—	(28)	(28)	—	(27)	(27)
Liability at end of period	$3,790	$603	$4,393	$3,790	$603	$4,393

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
Overview
We are a global technology consultancy that integrates strategy, design and engineering to drive digital innovation. We are 10,491 Thoughtworkers strong across 48 offices in 19 countries. Over the last 30+ years, we have delivered extraordinary impact together with our clients by helping them solve complex business problems with technology as the differentiator.
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
Recent Developments
On August 5, 2024, we announced that we had entered into the Merger Agreement (as defined below) to which affiliates of certain investment funds advised by Apax Partners LLP (“Apax” and such funds, the “Apax Funds”) will purchase all of the outstanding shares of Thoughtworks common stock that they do not already own (subject to certain limited exceptions), for $4.40 per share. The transaction is expected to close in the fourth calendar quarter of 2024, subject to the satisfaction of customary closing conditions. The transaction has been approved by an affiliate of the Apax Funds, in its capacity as the majority stockholder of Thoughtworks, and no other stockholder approval is required. If the transaction is consummated, the shares of our common stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended.
Transaction costs for the three and nine months ended September 30, 2024 related to the Merger (as defined below) were $10.2 million and $11.5 million, respectively, of which $11.2 million is included in other current assets and $11.0 million is accrued within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.

Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$261,393	$280,159	$761,657	$874,430
Revenue Growth Rate as reported (1)	(6.7)%	(15.7)%	(12.9)%	(11.3)%
Revenue Growth Rate at constant currency (1)	(6.9)%	(16.6)%	(12.6)%	(10.2)%
Net loss	$(6,055)	$(25,852)	$(73,427)	$(46,231)
Net loss margin	(2.3)%	(9.2)%	(9.6)%	(5.3)%
Adjusted Net Income (Loss) (2)	$9,669	$11,525	$(6,284)	$31,697
Adjusted EBITDA (3)	$30,659	$33,563	$43,154	$97,763
Adjusted EBITDA Margin (3)	11.7%	12.0%	5.7%	11.2%
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
Revenue Growth Rate and Revenue Growth Rate at constant currency
For the three and nine months ended September 30, 2024, revenues decreased 6.7% and 12.9%, respectively. The decrease in revenue was due to a more cautionary macroeconomic environment, particularly in the IT services market, combined with incremental project start ups, shorter contract terms, client budget caution and lower headcount. The decrease was also attributable to lower bill rates due to offshore and onshore mix as well as market dynamics, including demand headwinds as clients took actions to reduce spending. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect for the three and nine months ended September 30, 2023, we would have reported a decrease in revenues of 6.9% and 12.6%, respectively. The positive impact to revenues from foreign currencies for the three months ended September 30, 2024 was due to the depreciation of the U.S. dollar, and the negative impact to revenues from foreign currencies for the nine months ended September 30, 2024 was due to the appreciation of the U.S. dollar, relative to certain principal functional currencies of our subsidiaries.
For more detail regarding our exposure to foreign currency rate fluctuations, see Note 2, Revenue Recognition, to our condensed consolidated financial statements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Net Loss, Net Loss Margin and Adjusted Net Income (Loss)
For the three months ended September 30, 2024, the $19.8 million decrease in net loss as compared to the three months ended September 30, 2023 was driven by a $19.9 million increase in net realized and unrealized foreign currency gain, a decrease in payroll expense (excluding stock-based compensation) of $13.6 million resulting from a lower headcount, a $6.1 million decrease in stock-based compensation expense (excluding $0.2 million related to the CEO transition), a decrease in professional fees of $2.9 million, a $2.0 million decrease in depreciation and amortization expense (the majority of which is related to depreciation included in cost of revenues) and a $1.2 million decrease in lease expense, partially offset by a decrease in revenue of $18.8 million, as discussed above, an increase in restructuring expense of $6.9 million and an increase in income tax expense of $3.0 million. For the three months ended September 30, 2024, the 6.9 percentage point decrease in net loss margin as compared to the three months ended September 30, 2023 was primarily due to the factors driving a decrease in revenue, as discussed above, paired with net realized and unrealized foreign currency gain and stock-based compensation, partially offset by restructuring expense, as a percentage of revenues.
For the nine months ended September 30, 2024, the $27.2 million increase in net loss as compared to the nine months ended September 30, 2023 was driven by a $112.8 million decrease in revenue, as discussed above, and an increase in restructuring expense of $16.2 million, partially offset by a decrease in payroll expense (excluding stock-based compensation) of $52.3 million resulting from a lower headcount, a $20.8 million decrease in stock-based compensation expense (excluding the net reversal of $0.4 million related to the CEO transition), a $7.3 million decrease in income tax expense, a $6.9 million decrease in professional fees, a $5.9 million decrease in depreciation and amortization expense (the majority of which is related to depreciation included in cost of revenues), a $3.0 million decrease in acquisition costs and a $2.7 million decrease in lease expense. For the nine months ended September 30, 2024, the 4.3 percentage point increase in net loss margin as compared to the nine months ended September 30, 2023 was primarily due to the factors driving a decrease in revenue, as discussed above, paired with payroll expense (excluding stock-based compensation) and restructuring expense, partially offset by stock-based compensation, as a percentage of revenues.
For more information, see “—Results of Operations.” We consider net loss margin as the most directly comparable GAAP measure to Adjusted EBITDA Margin.
For the three months ended September 30, 2024, the decrease in Adjusted Net Income as compared to the three months ended September 30, 2023 of $1.9 million, or 16.1%, was primarily due to a decrease in revenue of $18.8 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $13.4 million, depreciation and amortization expense of $2.2 million (the majority of which is related to depreciation included in cost of revenues) and lease expense of $1.2 million.
For the nine months ended September 30, 2024, the decrease in Adjusted Net Income as compared to the nine months ended September 30, 2023 of $38.0 million, or 119.8%, was primarily due to a decrease in revenue of $112.8 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $51.9 million, income tax expense (adjusted to exclude the income tax effect of adjustments) of $10.1 million, depreciation and amortization expense of $6.2 million (the majority of which is related to depreciation included in cost of revenues), professional fees of $4.5 million and lease expense of $2.7 million.
Adjusted EBITDA and Adjusted EBITDA Margin
For the three months ended September 30, 2024, the decrease in Adjusted EBITDA as compared to the three months ended September 30, 2023 of $2.9 million, or 8.7%, was driven by a decrease in revenue of $18.8 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $13.4 million resulting from a lower headcount, and lease expense of $1.2 million. For the three months ended September 30, 2024, Adjusted EBITDA Margin was relatively flat as compared to the three months ended September 30, 2023.
For the nine months ended September 30, 2024, the decrease in Adjusted EBITDA as compared to the nine months ended September 30, 2023 of $54.6 million, or 55.9%, was driven by a decrease in revenue of $112.8 million, as discussed above, partially offset by decreases in payroll expense (excluding stock-based compensation) of $51.9 million resulting from a lower headcount, professional fees of $4.5 million and lease expense of $2.7 million. For the nine months ended September 30, 2024, the decrease in Adjusted EBITDA Margin as compared to the nine months ended September 30, 2023 was primarily due to a decrease in revenue, as discussed above, paired with payroll expense (excluding stock-based compensation), as a percentage of revenues.
Results of Operations
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$261,393	$280,159	$761,657	$874,430
Operating expenses:
Cost of revenues (1)	169,456	185,985	529,713	591,845
Selling, general and administrative expenses (1)	69,701	81,840	225,747	254,806
Depreciation and amortization	5,588	5,997	16,885	17,413
Restructuring (1)	22,604	15,566	31,931	15,566
Loss from operations	(5,956)	(9,229)	(42,619)	(5,200)
Other (expense) income:
Interest expense	(7,059)	(6,649)	(20,282)	(19,661)
Net realized and unrealized foreign currency gain (loss)	11,062	(8,813)	(5,251)	(7,658)
Other (expense) income, net	59	43	552	(545)
Total other income (expense)	4,062	(15,419)	(24,981)	(27,864)
Loss before income taxes	(1,894)	(24,648)	(67,600)	(33,064)
Income tax expense	4,161	1,204	5,827	13,167
Net loss	$(6,055)	$(25,852)	$(73,427)	$(46,231)
Effective tax rate	(219.7)%	(4.9)%	(8.6)%	(39.8)%
(1)Includes stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$3,719	$7,462	$14,391	$28,688
Selling, general and administrative expenses (1)	3,016	5,344	12,301	19,403
Restructuring	169	—	169	—
Total stock-based compensation expense	$6,904	$12,806	$26,861	$48,091
(1)The three and nine months ended September 30, 2024 include $0.2 million expense and a net reversal of $0.4 million, respectively, related to the CEO transition.

Summary Comparison of the Three and Nine Months Ended September 30, 2024 with the Three and Nine Months Ended September 30, 2023
Revenues
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
The following table presents our number of clients, number of clients generating greater than $10 million in revenues and net dollar retention rate:

	Trailing twelve months ended
	September 30, 2024	September 30, 2023
Number of clients (1)	513	466
Number of clients generating greater than $10 million in revenues	28	34
Net dollar retention rate (2)	84%	94%
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
The following table presents the percentage of revenues from new and existing clients:

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Existing clients (1)	90.1%	92.3%	94.1%	94.6%	92.2%	93.3%
New clients	9.9%	7.7%	5.9%	5.4%	7.8%	6.7%
(1)For the three months ended September 30, 2024 and 2023, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding fiscal year. For the trailing twelve months ended September 30, 2024 and 2023, we define existing clients as clients for whom we have done work and generated revenues in excess of $25,000 within the preceding twelve months.
During the three and nine months ended September 30, 2024, we contracted with 49 and 139, respectively, new logos with a higher number of new logo additions within the energy, public and health services and technology and business services industry verticals.

Revenues by Industry Vertical
The following table presents our revenues by industry vertical and revenues as a percentage of total revenues by industry vertical for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Technology and business services	$67,203	25.7%	$70,612	25.2%	$196,692	25.8%	$214,440	24.5%
Energy, public and health services	67,059	25.7%	71,662	25.6%	193,611	25.4%	231,014	26.4%
Retail and consumer	44,663	17.1%	44,663	15.9%	126,281	16.6%	137,060	15.7%
Financial services and insurance	35,603	13.6%	46,447	16.6%	111,686	14.7%	154,380	17.7%
Automotive, travel and transportation	46,865	17.9%	46,775	16.7%	133,387	17.5%	137,536	15.7%
Total revenues	$261,393	100.0%	$280,159	100.0%	$761,657	100.0%	$874,430	100.0%
The following table presents the percentage change in our revenues by industry vertical (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Technology and business services	$67,203	$70,612	(4.8)%	$196,692	$214,440	(8.3)%
Energy, public and health services	67,059	71,662	(6.4)%	193,611	231,014	(16.2)%
Retail and consumer	44,663	44,663	—%	126,281	137,060	(7.9)%
Financial services and insurance	35,603	46,447	(23.3)%	111,686	154,380	(27.7)%
Automotive, travel and transportation	46,865	46,775	0.2%	133,387	137,536	(3.0)%
Total revenues	$261,393	$280,159	(6.7)%	$761,657	$874,430	(12.9)%
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

The following table presents our revenues by customer location and revenues as a percentage of total revenues by customer location for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
North America	$92,039	35.2%	$105,241	37.6%	$269,094	35.3%	$327,871	37.5%
APAC	91,185	34.9%	97,247	34.7%	266,993	35.1%	293,411	33.5%
Europe	66,149	25.3%	63,228	22.6%	191,415	25.1%	207,775	23.8%
LATAM	12,020	4.6%	14,443	5.1%	34,155	4.5%	45,373	5.2%
Total revenues	$261,393	100.0%	$280,159	100.0%	$761,657	100.0%	$874,430	100.0%
The following table presents the percentage change in our revenues by customer location (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
North America (1)	$92,039	$105,241	(12.5)%	$269,094	$327,871	(17.9)%
APAC (2)	91,185	97,247	(6.2)%	266,993	293,411	(9.0)%
Europe (3)	66,149	63,228	4.6%	191,415	207,775	(7.9)%
LATAM (4)	12,020	14,443	(16.8)%	34,155	45,373	(24.7)%
Total revenues	$261,393	$280,159	(6.7)%	$761,657	$874,430	(12.9)%
(1)For the three and nine months ended September 30, 2024, the United States contributed revenues of $84.9 million and $247.2 million, respectively, compared to $98.2 million and $302.8 million, respectively, for the same respective periods in 2023. The largest revenue contribution in North America came from the energy, public and health services industry vertical.
(2)For the three and nine months ended September 30, 2024, the top revenue contributing country was Australia with revenues of $31.6 million and $93.0 million, respectively, compared to $29.8 million and $94.2 million, respectively, for the same respective periods in 2023. The largest revenue contribution in APAC came from the technology and business services and financial services and insurance industry verticals.
(3)For the three and nine months ended September 30, 2024, the top revenue contributing country was Germany with revenues of $34.0 million and $99.6 million, respectively, compared to $34.0 million and $102.8 million, respectively, for the same respective periods in 2023. The largest revenue contribution in Europe came from the automotive, travel and transportation industry vertical.
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

The following table presents revenues contributed by our largest clients by amount and as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Top five clients	$45,901	17.6%	$53,533	19.1%	$132,151	17.4%	$154,817	17.7%
Top ten clients	$73,515	28.1%	$82,250	29.4%	$212,461	27.9%	$239,255	27.4%
Top fifty clients	$176,383	67.5%	$188,200	67.2%	$509,169	66.9%	$579,196	66.2%
People Metrics

Number of employees		Average revenue per employee (1)				Trailing Twelve Months Voluntary Attrition
As of		Nine Months Ended		Annualized as of		As of
September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
10,491	11,058	$72,000	$74,000	$96,000	$99,000	14.6%	12.2%
(1)We define average revenue per employee as total revenues for the period divided by the average number of employees in such period.
The decrease in average revenue per employee compared to the nine months ended September 30, 2023 was driven by the negative impact to revenues from client budget caution and onshore/offshore mix. We believe our low voluntary attrition reflects our ability to retain our employees due to our unique, cultivating culture, our focus on career development, our intensive training programs and our interesting work opportunities.
Bookings
We use Bookings ("Bookings") as a forward-looking metric that measures the value of new contracts, renewals, extensions and changes to existing contracts during the fiscal period. We believe Bookings provides a broad measure of useful trend information regarding changes in the volume of our business. We use Bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. However, Bookings can vary significantly quarter to quarter due to both timing and demand from our clients and thus the conversion of Bookings to revenues is uncertain. The amount of Bookings involves estimates and judgments and is not a reliable predictor of revenues over time. There is no standard definition or measurement of Bookings thus our methodology may not be comparable to other companies. Bookings were $1.3 billion and $1.4 billion for the trailing twelve months ended September 30, 2024 and 2023, respectively. The 7.1% decrease is primarily a result of reduced client budgets reflecting caution around the macroeconomic environment and smaller contract sizes which reflect a shift to offshore services, where bill rates are lower compared to onshore work, and, in certain cases, discounts or pricing adjustments.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Cost of revenues	$169,456	$185,985	$(16,529)	(8.9)%	$529,713	$591,845	$(62,132)	(10.5)%
During the three and nine months ended September 30, 2024, cost of revenues (including stock-based compensation) decreased (8.9)% and (10.5)%, respectively, compared to the three and nine months ended

September 30, 2023. The decrease for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was driven by a decrease in payroll expense (excluding stock-based compensation) of $10.9 million, a decrease in stock-based compensation expense of $3.7 million and a decrease in depreciation and amortization expense of $1.6 million. The decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by a decrease in payroll expense (excluding stock-based compensation) of $42.1 million, a decrease in stock-based compensation expense $14.3 million and a decrease in depreciation and amortization expense of $5.3 million.
Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Gross profit	$91,937	$94,174	$(2,237)	(2.4)%	$231,944	$282,585	$(50,641)	(17.9)%
Gross margin	35.2%	33.6%			30.5%	32.3%
Our gross margin increased by 1.6 percentage points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to stock-based compensation expense, as a percentage of revenues. Our gross margin decreased by 1.8 percentage points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to payroll expense (excluding stock-based compensation), partially offset by stock-based compensation expense, as a percentage of revenues.
SG&A Expenses and SG&A Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
SG&A expenses	$69,701	$81,840	$(12,139)	(14.8)%	$225,747	$254,806	$(29,059)	(11.4)%
SG&A margin	26.7%	29.2%			29.6%	29.1%
For the three months ended September 30, 2024, SG&A expenses decreased 14.8% compared to the three months ended September 30, 2023. The decrease was primarily due to decreases in professional fees of $3.8 million, payroll expense (excluding stock-based compensation) of $2.7 million, stock-based compensation expense of $2.6 million (excluding $0.2 million related to the CEO transition), lease expense of $1.2 million, office expense of $0.9 million and acquisition costs of $0.9 million. The decrease in SG&A margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by professional fees and stock-based compensation, as a percentage of revenues.
For the nine months ended September 30, 2024, SG&A expenses decreased 11.4% compared to the nine months ended September 30, 2023. The decrease was driven by decreases in payroll expense (excluding stock-based compensation) of $10.2 million, stock-based compensation expense of $6.7 million (excluding the net reversal of $0.4 million related to the CEO transition), professional fees of $5.9 million, acquisition costs of $3.0 million, lease expense of $2.7 million and office expense of $1.8 million. The increase in SG&A margin for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by payroll expense (excluding stock-based compensation), partially offset by stock-based compensation, as a percentage of revenues.

Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Depreciation and amortization	$5,588	$5,997	$(409)	(6.8)%	$16,885	$17,413	$(528)	(3.0)%
There was a non-material change in depreciation and amortization for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively.
Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Restructuring	$22,604	$15,566	$7,038	45.2%	$31,931	$15,566	$16,365	105.1%
Restructuring includes non-wage related expenses of $1.5 million and $3.6 million and wage-related expenses of $21.1 million and $28.3 million for the three and nine months ended September 30, 2024, respectively. Restructuring includes wage-related expenses of $15.4 million and non-wage related expenses of $0.2 million for the three and nine months ended September 30, 2023, respectively. Non-wage related expenses include costs related to reducing leased office space, vendor contract cancellations, professional fees and other reorganization costs. Wage-related expenses include employee severance and related benefits.
Loss from Operations and Loss from Operations Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Loss from operations	$(5,956)	$(9,229)	$3,273	(35.5)%	$(42,619)	$(5,200)	$(37,419)	719.6%
Loss from operations margin	(2.3)%	(3.3)%			(5.6)%	(0.6)%
The decrease in loss from operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by a decrease in revenue of $18.8 million and an increase in restructuring expense of $6.9 million; partially offset by decreases in payroll expense (excluding stock-based compensation) of $13.6 million, stock-based compensation expense of $6.1 million (excluding $0.2 million related to the CEO transition), professional fees of $2.9 million and depreciation and amortization expense (the majority of which is related to depreciation included in cost of revenues) of $2.0 million. The decrease in loss from operations margin was driven by restructuring expense, partially offset by stock-based compensation expense, as a percentage of revenues.

The increase in loss from operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by a decrease in revenues of $112.8 million and an increase in restructuring expense of $16.2 million; partially offset by decreases in payroll expense (excluding stock-based compensation) of $52.3 million, stock-based compensation expense of $20.8 million (excluding the net reversal of $0.4 million related to the CEO transition), professional fees of $6.9 million, depreciation and amortization expense of $5.9 million (the majority of which is related to depreciation included in cost of revenues), acquisition costs of $3.0 million and lease expense of $2.7 million. The increase in loss from operations margin was driven by payroll expense (excluding stock-based compensation) and restructuring expense, partially offset by stock-based compensation expense, as a percentage of revenues.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Interest expense	$7,059	$6,649	$410	6.2%	$20,282	$19,661	$621	3.2%
Interest expense is primarily related to our Term Loan and Revolver. There was a non-material change in interest expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.
Net realized and unrealized foreign currency gain (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net realized and unrealized foreign currency gain (loss)	$11,062	$(8,813)	$19,875	(225.5)%	$(5,251)	$(7,658)	$2,407	(31.4)%
Unrealized foreign currency gains or losses arise from the remeasurement of intercompany balances related to foreign-currency transactions using the period-end exchange rate. Realized foreign currency gains or losses arise at the settlement date of foreign currency transactions and reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded.
The change for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was driven by a $20.9 million increase in unrealized foreign currency gains due to favorable changes in foreign currency exchange rates primarily in the United Kingdom, Brazil, India, Thailand, Germany and China.
The change for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by a $4.7 million decrease in unrealized foreign currency loss due to favorable changes in foreign currency exchange rates primarily in India, China, Singapore, Thailand and Germany partially offset by unfavorable changes in foreign currency exchange rates in Brazil. This was partially offset by a $2.3 million increase in realized foreign currency loss primarily in the United Kingdom and India.

Other Expense (Income), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Other expense (income), net	$(59)	$(43)	$(16)	37.2%	$(552)	$545	$(1,097)	(201.3)%
There was a non-material change in other expense (income), net for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change in other expense (income), net for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the write-off of deferred financing fees related to the voluntary debt prepayment in 2023.
Income Tax Expense and Effective Tax Rate

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(in thousands, except percentages)
Income tax expense	$4,161	$1,204	$2,957	245.6%	$5,827	$13,167	$(7,340)	(55.7)%
Effective tax rate	(219.7)%	(4.9)%			(8.6)%	(39.8)%
See Note 3, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report for additional discussion around forecasting uncertainties related to our income tax rate.
Income tax expense increased by $3.0 million and decreased by $7.3 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, primarily due to the change in loss before income taxes.
The effective tax rate in each period differed from the U.S. statutory tax rate of 21% principally due to U.S. corporate state income taxation and the effect of foreign operations which reflects the impact of different income tax rates in locations outside the United States, the unfavorable impact of valuation allowances on deferred tax assets of select foreign and U.S. operations, the unfavorable impact of providing for and settling of unrecognized tax benefits, the unfavorable impact of capitalized research and experimental costs under IRC §174 increasing the Company's net GILTI inclusion, the non-deductibility of China SAFE RSUs, the unfavorable impact of excess tax deficiencies on stock-based compensation, offset by the favorable impact of IRC §41 research credits. The change in and the negative effective tax rate for the three and nine months ended September 30, 2024 and September 30, 2023, as compared to the prior periods, is a result of the aforementioned net unfavorable items when compared to the pre-tax loss recorded for the respective periods.
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

Non-GAAP Financial Measures
We define Adjusted Net Income (Loss) as net loss adjusted for unrealized (gain) loss on foreign currency exchange, stock-based compensation expense, amortization of acquisition-related intangibles, acquisition costs, certain professional fees that are considered unrelated to our ongoing revenue-generating operations, employer payroll related expense on employee equity incentive plan, the change in fair value of contingent consideration, restructuring costs, CEO transition costs and income tax effects of adjustments.
We define Adjusted EBITDA as net loss adjusted to exclude income tax expense; interest expense; other (income) expense, net, excluding an unrealized gain/loss related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables; unrealized (gain) loss on foreign currency exchange; stock-based compensation expense; depreciation and amortization expense; acquisition costs; certain professional fees that are considered unrelated to our ongoing revenue-generating operations; employer payroll related expense on employee equity incentive plan; restructuring costs; and CEO transition costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenues.
We use Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss) as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for supplemental period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•Our management uses Adjusted Net Income (Loss) to assess our overall performance, without regard to items that are considered to be unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations, net of the income tax effect of the adjustments;
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
•Our management uses Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider these measures in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:
•Although depreciation and amortization expense is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;
•Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (ii) accruals or tax payments that may represent a reduction in cash available to us;
•Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin do not reflect transaction costs related to acquisitions; and

•The expenses and other items that we exclude in our calculations of Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from similarly-titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
Because of these limitations, Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other financial performance measures presented in accordance with GAAP.
The following tables present a reconciliation of Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable financial measure prepared in accordance with GAAP, for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,055)	$(25,852)	$(73,427)	$(46,231)
Unrealized foreign exchange (gain) loss	(10,691)	10,223	4,814	9,488
Stock-based compensation (a)	6,503	12,806	27,109	48,091
Amortization of acquisition-related intangibles	3,829	3,656	11,268	10,916
Acquisition costs (b)	656	1,533	2,365	5,339
Certain professional fees (c)	(911)	2,051	1,392	3,801
Employer payroll related expense on employee equity incentive plan (d)	89	264	353	755
Change in fair value of contingent consideration (e)	—	—	—	129
Restructuring (f)	22,604	15,566	31,931	15,566
CEO transition costs (g)	232	—	1,334	—
Income tax effects of adjustments (h)	(6,587)	(8,722)	(13,423)	(16,157)
Adjusted Net Income (Loss)	$9,669	$11,525	$(6,284)	$31,697

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,055)	$(25,852)	$(73,427)	$(46,231)
Income tax expense	4,161	1,204	5,827	13,167
Interest expense	7,059	6,649	20,282	19,661
Other (income) expense, net (i)	(119)	(28)	(334)	759
Unrealized foreign exchange (gain) loss	(10,691)	10,223	4,814	9,488
Stock-based compensation (a)	6,503	12,806	27,109	48,091
Depreciation and amortization	7,131	9,147	21,508	27,367
Acquisition costs (b)	656	1,533	2,365	5,339
Certain professional fees (c)	(911)	2,051	1,392	3,801
Employer payroll related expense on employee equity incentive plan (d)	89	264	353	755
Restructuring (f)	22,604	15,566	31,931	15,566
CEO transition costs (g)	232	—	1,334	—
Adjusted EBITDA	$30,659	$33,563	$43,154	$97,763
Net loss margin	(2.3)%	(9.2)%	(9.6)%	(5.3)%
Adjusted EBITDA Margin	11.7%	12.0%	5.7%	11.2%
(a)The three and nine months ended September 30, 2024 exclude $0.2 million expense and a net reversal of $0.4 million, respectively, related to the CEO transition which is included in the CEO transition costs line. The three and nine months ended September 30, 2024 also exclude $0.2 million related to the restructuring which is included in the restructuring line.
(b)Adjusts for certain professional fees and retention wage expenses related to certain acquisitions.
(c)Adjusts for certain one-time professional fees. During the third quarter of 2024, the Company capitalized $1.3 million in costs related to the proposed take-private transaction.
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
(g)Adjusts for CEO transition costs which consists solely of stock compensation expense for the three months ended September 30, 2024 and includes $1.0 million of severance, $0.5 million target bonus and $0.2 million salary paid during the transition period, partially offset by a $0.4 million net reversal of stock compensation expense for the nine months ended September 30, 2024.
(h)Adjusts for the income tax effects of the foregoing adjusted items, determined under the discrete method consistent with our non-GAAP measures of profitability.
(i)Excludes an unrealized gain/loss related to the mark to market adjustment on shares received in relation to the sale and settlement of trade receivables which was included within other income (expense), net in the condensed consolidated statements of loss and comprehensive loss.

Liquidity and Capital Resources
The following table summarizes certain key measures of our liquidity and capital resources (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$46,956	$100,305
Availability under Revolver	300,000	300,000
Borrowings under Revolver	—	—
Long-term debt, including current portion (1)	288,176	293,185
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
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $47.0 million and $300.0 million of available borrowings under our Revolver.
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
Our Credit Facilities
Our subsidiaries are party to the Credit Agreement. The Credit Agreement provides for a Term Loan and the Revolver. See Note 12, Credit Agreements, in the notes to our consolidated financial statements included in the 2023 Annual Report for a discussion of our Term Loan and Revolver as well as Note 6, Credit Agreements, to our condensed consolidated financial statements with respect to this Quarterly Report. As of September 30, 2024, we had $290.0 million outstanding, gross of deferred financing fees, under our Term Loan with an interest rate of 7.7% and no borrowings outstanding under the Revolver.
The Credit Agreement requires compliance with certain covenants customary for agreements of this type. As of September 30, 2024, we were in compliance with our debt covenants.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(31,889)	$36,598
Investing activities	(11,711)	(22,013)
Financing activities	(7,245)	(118,008)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,149)	(3,395)
Net decrease in cash, cash equivalents and restricted cash	$(52,994)	$(106,818)

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2024 was $31.9 million comprised of net loss of $73.4 million, adjusted for non-cash items including $26.9 million of stock-based compensation expense, $21.5 million of depreciation and amortization and $13.0 million deferred income tax benefit. Cash used in operating activities during the nine months ended September 30, 2024 was further benefited by the change in trade receivables of $4.7 million offset by the change in unbilled receivables of $5.5 million and the $7.4 million change in accrued expenses and other liabilities driven by a decrease in deferred revenue of $7.8 million.
Net cash provided by operating activities during the nine months ended September 30, 2023 was $36.6 million comprised of net loss of $46.2 million, adjusted for non-cash items including $48.1 million of stock-based compensation expense and $27.4 million of depreciation and amortization. Cash provided by operating activities during the nine months ended September 30, 2023 was further benefited by the change in trade receivables of $43.8 million, offset by the change in unbilled receivables of $22.3 million and the change in accrued expenses and other liabilities of $13.2 million driven by the payment of tax installments.
Cash provided by operating activities can be significantly impacted by the timing of cash receipts from customers and payments to vendors as well as vendor payment terms.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was $11.7 million driven primarily by the purchase of property and equipment and the acquisition of a technology asset.
Net cash used in investing activities during the nine months ended September 30, 2023 was $22.0 million driven primarily by the acquisition of Itoc in the first quarter of 2023.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2024 was $7.2 million driven by the payment of withholding taxes of $4.2 million related to net share settlement of equity awards and the repayment of long-term debt of $5.4 million, partially offset by $2.8 million of proceeds from the issuance of common stock on exercise of options.
Net cash used in financing activities during the nine months ended September 30, 2023 was $118.0 million driven primarily by the repayment of long-term debt of $105.4 million and $14.0 million related to the contingent consideration payment.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Refer to Note 8, Leases, of the notes to our consolidated financial statements included in Part II, Item 8 of the 2023 Annual Report for additional information related to our lease commitments.
There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2024 from the contractual obligations and commitments disclosed in the 2023 Annual Report.
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

The Company has received demand letters from purported stockholders of the Company pursuant to Section 220 of the Delaware General Corporation Law, seeking to inspect books and records of the Company relating to, among other things, the Merger (defined below). The Company has also received appraisal demand letters from purported stockholders seeking a judicial proceeding to determine the fair value of their shares. Additionally, the Company has received information demand letters from purported stockholders of the Company, which generally demand the disclosure of certain additional information that was allegedly omitted from the Preliminary Information Statement on Schedule 14C filed in connection with the Merger. At this time, the matters remain unresolved.

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
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business. Please see “Item 1. Legal Proceedings” for additional information with respect to potential litigation matters in connection with the Merger.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company's equity securities during the third quarter of 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
Our directors and executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s insider trading policy. During the three months ended September 30, 2024, none of our directors or executive officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated August 5, 2024, by and among Tasmania Midco, LLC, Tasmania Merger Sub, Inc. and Thoughtworks Holding, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2024)

10.1+	Amendment to Employment Agreement, dated as of July 31, 2024, by and between Thoughtworks, Inc. and Michael R. Sutcliff
10.2
Rollover Agreement, dated August 5, 2024, by and among Tasmania Parent, Inc., Tasmania Holdco, Inc., Tasmania Midco, LLC and Turing EquityCo II L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2024)

10.3
Form of Rollover and Reinvestment Agreement, dated August 5, 2024, by and among Tasmania Parent, Inc., Tasmania Holdco, Inc., Tasmania Midco, LLC and certain stockholders party from time to time thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2024)

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

Date: November 12, 2024

THOUGHTWORKS HOLDING, INC.

By:	/s/ Michael Sutcliff
Michael Sutcliff
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erin Cummins
Erin Cummins
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)